Form 10-Q
period 1995-07-01
SSE TELECOM INC
filed 1995-08-15
CIK 808220

_______________________________________________________________________
                                _______

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
_______________________________________________________________________
                                _______

                               FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED JULY 1, 1995

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____ to _____

                    Commission file number 33-10965

                           SSE TELECOM, INC.
        (Exact name of registrant as specified in its charter)

     Delaware                                     52-1466297
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification No.)

                                 Suite 710, 8230 Leesburg Pike
                                     Vienna, Virginia 22182
                         (Address of principal
                           executive office)

          Registrant's telephone number, including area code:
                            (703) 442-4503



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X    No  ____

As of August 7, 1995, the following number of shares of each of the issuer's classes of common stock were outstanding:
                        Common Stock 5,499,662

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
                           SSE TELECOM, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

Assets                                      October 1,    July 1, 1995
                                               1994
Current Assets                                             (Unaudited)

   Cash and cash equivalents                  $6,118,201     $2,679,070
   Short term investments                             --      2,499,845
   Accounts receivable net of allowance        9,153,903     10,002,261
for doubtful accounts
     of $93,647 at October 1, 1994, and
$156,845 at July 1, 1995
   Inventory                                   5,722,572      5,647,526
   Other current assets                          657,561        658,628
      Total current assets                    21,652,237     21,487,330

 Net property, plant and equipment at cost     1,554,258      1,645,766
Other asset - Investments                             --     14,268,934
Goodwill - Directsat                             853,236             --
Other long term assets, net of product
license amortization of $1,151,238               973,786        405,977
      at October 1, 1994, and $1,176,363
at July 1, 1995
      Total assets                           $25,033,517    $37,808,007

Liabilities and  Stockholders' Equity
Current Liabilities
   Notes payable                                $397,567            $--
   Accounts payable                            2,170,532      1,668,495
   Accrued salaries and employee benefits        765,236        836,317
   Other accrued liabilities                     654,949      1,017,583
      Total current liabilities                3,988,284      3,522,395

Other long term liabilities                      112,186      4,646,554
Long term debt                                 9,570,228      9,348,428
Commitments                                           --             --

Stockholders' Equity

Common stock $.01 par value per share,            54,600         54,997
10,000,000 shares authorized;
  5,459,996 and 5,499,662 shares issued in
1994 and 1995 respectively
Additional paid in capital                     6,409,562      6,532,762
Retained earnings                              5,495,113      6,853,134
Investment appreciation                               --      7,581,220
Stockholders' notes receivable                 (135,000)             --
Treasury stock, at cost, 79,148 shares and
123,275 shares at October 1, 1994, and         (461,456)      (731,483)
  July 1, 1995 respectively
      Total stockholders' equity              11,362,819     20,290,630
      Total liabilities & stockholders'      $25,033,517    $37,808,007
equity


                        See accompanying notes
                           SSE TELECOM, INC.
              CONSOLIDATED INCOME STATEMENTS (Unaudited)
  For The Three Months and Nine Months Ended July 2, 1994 and July 1,
                                 1995

                             Three Months Ended    Nine Months Ended
                             7/2/94     7/1/95     7/2/94     7/1/95

Revenue                     $7,115,7   $9,180,02 $21,880,7   $25,508,5
                                  29           0        57          40
Cost of revenue             4,889,21   6,054,397 14,545,72   16,922,46
                                   4                     1           3
   Gross margin             2,226,51   3,125,623 7,335,036   8,586,077
                                   5

Expense
   Research and              606,954     753,240 1,862,070   2,144,309
development
   Marketing, general and   1,070,09   1,475,873 3,425,349   4,076,717
administrative                     0

Operating income             549,471     896,510 2,047,617   2,365,051

Amortization of an             8,375       8,375   502,069      25,125
intangible asset

(Gain) on sale of                 --          --  (1,227,17         --
investment                                               9)

Net interest expense and      50,179     112,092   169,465     400,905
other expense

Income before income tax     490,917     776,043 2,603,262   1,939,021

Provision for income taxes   177,000     233,000   939,000     581,000


Net income                  $313,917    $543,043 $1,664,26   $1,358,02
                                                         2           1

Primary earnings per share      $.06        $.10      $.30        $.24


Shares used in computing
primary earnings per share  5,538,57   5,574,017 5,470,188   5,554,870
                                   3















                        See accompanying notes


                           SSE TELECOM, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
        For the Nine Months Ended July 2, 1994 and July 1, 1995
                      Increase (Decrease) In Cash

Operating Activities:                           July 2,    July 1, 1995
                                                 1994

Net income                                     $1,664,262    $1,358,021
Adjustments to reconcile net income to net
cash provided
    by operating activities:
    Depreciation and amortization                 905,611       457,219
Changes in operating assets and liabilities:
    Accounts receivable                         (354,655)      (848,358)
    Inventory                                 (1,186,999)        75,046
    Other current assets                        (214,684)        (1,067)
    Accounts payable                             (42,866)      (502,037)
    Other accrued liabilities                     435,513       362,634
    Accrued salaries and employee benefits        118,380        71,081

         Net cash provided by operating         1,324,562       972,539
activities

Investing Activities:
    Purchases of equipment                      (561,892)      (523,602)
    Other long term assets                      (189,802)      (720,240)
    Payment on product license                   (12,000)             --
    Short term investments                             --
                                                             (2,499,845)

         Net cash used by investing             (763,694)    (3,743,687)
activities

Financing Activities:
    Net payments under lines of credit        (1,378,265)            --
    Borrowings under equipment note and other     328,400            --
notes
    Payment on notes payable                    (284,317)      (656,553)
    Issuance of common stock upon exercise of
stock
       options and warrants and related tax     1,316,414       123,597
benefit
    Treasury stock repurchase                                  (270,027)
                                                       --
    Payment of stockholders' notes receivable          --       135,000
    Sale of convertible debenture               2,750,000            --


         Net cash provided (used) by            2,732,232      (667,983)
financing activities

Net increase (decrease) in cash and cash        3,293,100    (3,439,131)
equivalents
Cash and cash equivalents beginning of period     314,057     6,118,201
Cash and cash equivalents end of period         3,607,157     2,679,070
Short term investments end of period                   --     2,499,845
Cash, cash equivalents and short term          $3,607,157    $5,178,915
investments end of period



                        See accompanying notes

                           SSE TELECOM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

The financial information contained herein has been prepared by the Company without audit except for information as of October 1, 1994, which has been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 1, 1994, annual report on Form 10-K. The results of operations for the period ended July 1, 1995, are not necessarily indicative of the operating results for the full year.

The  Company  operates on a 52/53 week accounting  year.   Fiscal  1994
included  53  weeks,  and  fiscal 1995  will  include  52  weeks.   The
additional week during fiscal 1994 was added during the first quarter.

2.   INVENTORY

Inventory consists of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or realizable current value. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At October 1, 1994, and July 1, 1995, inventory consisted of:

                                    October 1,  July 1, 1995
                                          1994
          Manufacturing       raw   $3,877,216    $3,474,403
          materials
          Work-in-process            1,640,241     1,845,259
          Finished Goods               205,115       327,864
                   Total             $5,722,57       $5,647,
                                             2           526

3.   INCOME TAXES

Income taxes were accrued at a 30% rate for the quarter ended July 1, 1995, compared to 36% for the quarter ended July 2, 1994, due to an anticipated larger percentage of tax savings from the foreign sales corporation and state tax credits.

4.   COMMITMENTS, NOTES PAYABLE AND LONG TERM DEBT

The Company leases office and manufacturing space under leases that expire in March 1996. The terms of the leases provide for periodic escalation in rent payments that have been expensed on a straight line basis over the term of the lease. The Company also leases equipment under leases expiring in various amounts through 1997. The Company also has short term lease agreements related to office and manufacturing equipment.

The Company maintains a secured operating line of credit with a national bank. The maximum available under the line of credit was the lesser of $5.0 million or 80% of qualified receivables. On July 1, 1995, the maximum available under the line of credit was approximately $4.3 million of which none was borrowed. Amounts borrowed under the line of credit and interest, which accrues at prime rate (9% at July 1,
1995), plus .75% are due on February 28, 1996. The Company is subject to and in compliance with certain financial convenants and requirements.

During fiscal 1994, the Company sold to EchoStar Communications Corporation $8,750,000 of its 6.5% seven-year convertible subordinated debentures. Total interest expense accrued but not yet payable is $523,000 as of July 1, 1995, and is reflected in long term liabilities. The debentures are convertible into the Company's common stock at $12.00 per share.

5.   SHORT TERM INVESTMENTS

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Previously, the Company's securities investments were recorded at lower of cost or market. Under SFAS No. 115, the Company's securities investments, including the EchoStar investment, are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of taxes, reported in a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in other income. The cost of securities sold is based on the average cost method. Dividends on securities classified as available-for-sale are included in other income.

On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat for 1,216,957 shares of EchoStar Communications Corporation ("EchoStar"), Class A common stock, or approximately 2.5% of EchoStar. Prior to EchoStar offering its shares for public trading, a reverse split by EchoStar reduced the Company's holding to 912,717 shares. During the third quarter EchoStar's common stock began trading on the NASDAQ stock market under the symbol "DISH". As of June 30, 1995, (the last trading day of the quarter) the stock was trading for $15.25 per share. The Company has adjusted the value of the stock to $13,919,000, an increase of approximately $12,227,000 over the Company's initial investment in Directsat. This adjustment, net of deferred tax, is reflceted as a separate component of stockholders' equity.

The Company announced on June 16, 1995, that SSE Telecom, Inc. and Paris based Alcatel Telspace ("Alcatel") agreed to invest up to $1,300,000 in Media4, Inc., ("Media4") located in Atlanta, Georgia. Media4 is developing new products for the distribution of multimedia information over wireless networks. The investment is to be funded equally by SSE and Alcatel and includes an equity interest as well as proprietary product development. As of the end of the quarter, the Company has invested $350,000 in Media4.



INVESTMENT TABLE

                                                   Estimated
                                           Cost   Fair Value
          Available-for-Sale
          Due in one year or less             $            $
                                      2,402,000    2,401,000
          Due   after   one   year       98,000       99,000
          through three years
          Due after  three years
                                              $            $
                                       2,500,00    2,500,000
                                              0
          Other         assets-Equity         $    $14,269,0
          investments                  2,042,00           00
                                              0


In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. There was no cumulative effect of adopting SFAS No. 115, as of October 1, 1994.

Item  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
     RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the quarter periods ended the dates indicated, certain income and expense items expressed as an approximate percentage of the Company's total revenues:

                           Three Month       Nine Month
                         07/02/9  07/01/9  07/02/9  07/01/9
                            4        5        4        5

Revenue                    100%    100%     100%     100%
Gross margin               31%      34%      34%      34%
Research and development    9%      8%       9%       8%
expense
Marketing,  general  and   15%      16%      16%      16%
administrative expenses
Operating income            7%      10%      9%       10%
Amortization of  product    --      --       2%       --
license
Gain on sale                --      --      (6%)      --
Net interest expense and    1%      1%       1%       2%
other expense
Income before income tax    6%      9%       12%      8%
Provision   for   income    2%      3%       4%       2%
taxes
Net income                  4%      6%       8%       6%


Three Months Ended July 1, 1995, Compared With Three Months Ended  July
2, 1994.

SSE Telecom's revenues reached a new quarterly high and increased by 29% from $7,116,000 for third quarter 1994 to $9,180,000 for third quarter 1995. International revenue continues to average approximately eighty percent of total revenue.

Gross margin for the third quarter of 1995 increased $899,000 or 40% from the same quarter fiscal 1994. The margin increase is attributable to a decrease in product cost from the previous year, higher revenue thus absorbing manufacturing overhead and a strong margin from the new Triband converter sales. Offsetting the margin increase was an issue with a supplier of a component that is included in one of the Company's products which caused some extra repair or replacement costs this year. These costs were higher than anticipated during the third quarter and had an unfavorable effect on the gross margin. In the aggregate as a percentage of revenue, gross margin increased from 31% to 34%.

Research and development expense for the quarter increased $146,000 or 24%. Emphasis during the quarter was on final design of the Star series advanced satellite transceiver product and preparation of the new product for manufacturing transfer. Other research and development projects included final development of an outdoor Triband converter and system designs, on-line engineering change order software and processes, and ISO-9001 certification. During fiscal 1995, all departments of the Company have been working on ISO-9001 certification. The Company expects to complete the requirements for ISO-9001 certification during 1995. As a percentage of revenue, research and development expenses during the quarter was 8% in 1995 and 9% in 1994.

Marketing, general and administrative expenses increased $406,000 or 38% from third quarter 1994. During the third quarter, the Company offered greater support to its customers by increasing staff in the areas of sales, marketing, and customer service. As a percentage of revenue, marketing, general and administrative expenses during the quarter was 16% in 1995 and 15% in 1994. The Company expects that marketing, general and administrative expenses will continue at the same level during the remainder of the year.

As a result of improved gross margin, operating income increased $347,000 or 63% from third quarter 1994. As a percentage of revenue, operating income increased to 10% in 1995 from 7% in 1994.

Amortization for the quarter of the Company's product license for the Nokia open network modem was the same in 1995 and 1994.

Net interest expense and other expense increased $62,000 or 123% from third quarter 1994. This increase is primarily the result of additional interest expense of approximately $24,000 and an increase in warranty reserve of approximately $30,000. The Company has higher interest  expense  as a result of interest due on  debentures  sold  to
EchoStar during fiscal 1994. Currently, the Company's quarterly interest expense for the debentures is approximately $142,000. The Company's third quarter interest income of approximately $79,000 resulted from short term investment of excess funds in securities emphasizing fixed income and low risk. As a percentage of revenue, net interest expense and other expense was 1% in 1995 and 1994.

Third quarter 1995 income before income tax increased $285,000 or 58%. As a percentage of revenue, income before income tax increased to 9% from 6% in 1994.

Provision for taxes on income increased $56,000 or 32% in third quarter 1995 from the same quarter in 1994. Such an increase is attributed to the increase in quarterly income. The increase in provision for taxes on income was lessened by a lower tax rate of 30% in fiscal 1995 versus 36% in fiscal 1994. The lower tax rate reflects larger percentage tax savings from the Company's foreign sales corporation and state tax credits.

Third quarter net income increased $229,000 or 73% from third quarter 1994. As a percentage of revenue, net income increased to 6% in fiscal 1995 from 4% in fiscal 1994.

The Company had a backlog of firm orders of $6.7 million on July 1, 1995. Management expects substantially all orders to be delivered within fiscal 1995. The quarter ending backlog is representative of the historic product and customer mix. Backlog as of August 7, 1995, was $7.5 million. In addition, the Company has received approximately $1 million of orders for the new STAR series advance satellite transceivers that have not been added to backlog because delivery dates have yet to be finalized; firm delivery dates are currently being negotiated. The Company does not believe that backlog is necessarily indicative of future revenues. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

Nine Months Ended July 1, 1995, Compared With Nine Months Ended July 2,
1994

Revenue year to date fiscal 1995 is $25,509,000. Revenue increased $3,628,000 or 17% from the same time period in fiscal 1994.

Gross margin increased $1,251,000 or 17% from the comparable period in 1994. As a percentage of revenue, gross margin was 34% in 1995 and 1994. During the third quarter of the year an issue with a supplier of a component that is included in one of the Company's products caused some extra repair or replacement costs which adversely effected the gross margin. The Company expects improved profitability with the commercial quantity production and shipment of the new STAR series advanced satellite transceiver.

The Company continues to invest substantially in research and development. Research and development expense increased $282,000 or 15% during the first nine months from the same time period in 1994. The focus of research and development during fiscal 1995 has been on the completion of the Triband rack-mounted converters, the development of C-Star and K-Star transceivers and software to monitor and control equipment at remote sites. As a percentage of revenue, research and development expense year to date in 1995 is 8% and 9% in 1994. The Company anticipates similar levels of research and development expenses through the balance of fiscal 1995.

Marketing, general and administrative expense increased $651,000 or 19% in the first nine months of 1995 compared to the same period in 1994. The Company added to the marketing department an Asia/Pacific regional sales manager, opened an European sales office, added internal sales and customer service support and increased marketing resources. The increase in sales and marketing expense was required, and will continue at similar levels, due to increased competition in the industry and the Company's desire to provide improved customer service. General and administrative cost also increased with the addition of personnel to support the growth of the Company in areas such as management information systems, cost accounting, and human resources. Marketing, general and administrative expense as a percentage of revenue during the first nine months was 16% in 1995 and 1994.

As the result of the forgoing, operating income increased $317,000 or 16% year to date 1995 from year to date 1994. As a percentage of revenue, operating income was 10% in 1995 and 9% in 1994.

Amortization of the Company's product license decreased $477,000 or 95% from the first nine months of 1994. During the second quarter of 1994, the Company made the decision to reduce the carrying value of the product license by $374,000 thereby reducing quarterly amortization from approximately $60,000 to $8,400.

During fiscal 1994, the Company sold its approximate 8% minority equity ownership interest and creditor position in DBSC to EchoStar which resulted in a net gain of $1,227,000. This non-recurring gain cannot be compared to year to date fiscal 1995. As a percentage of revenue, the 1994 gain is 6%.

Net interest expense and other expenses increased $231,000 or 137% from year to date 1994. This increase is from additional expenses of approximately $135,000 for interest, $70,000 for allowance for doubtful accounts and $50,000 warranty repair reserve. As a percentage of revenue, net interest and other expense was two percent during the first nine months of 1995 and one percent during the first nine months of 1994.

Fiscal 1995 income before tax decreased $664,000 or 26% from 1994. The factor contributing to this decrease in income before income tax is the 1994 non-recurring gain. As a percentage of revenue, income before income tax decreased from 12% in 1994 to 8% in 1995.

Provision for taxes on income decreased $358,000 or 38% in 1995 from the same time period in 1994. Such decrease resulted from a decrease in the Company's taxable income and a lower effective tax rate of 30% in fiscal 1995 versus 36% in fiscal 1994. The lower tax rate reflects a larger percentage tax savings from the Company's foreign sales corporation and state tax credits.

As a result of the foregoing, year to date 1995 income decreased $306,000 or 18% from 1994 year to date results. As a percentage of revenue, net income decreased to 6% in fiscal 1995 from 8% in fiscal 1994.

Liquidity and Capital Resources

On July 1, 1995, the Company had working capital of $18 million, including $5.2 million of cash, cash equivalents and short term investments, compared with working capital of $11.8 million, including $3.6 million of cash and cash equivalents on July 2, 1994. Net cash provided by operating activities was $973,000 for nine month period ended July 1, 1995, compared to net cash provided by operating activities of $1,325,000 for the nine month period ended July 2, 1994.

Accounts receivable increased $848,000 from year end 1994. During June 1995, the Company shipped record levels of equipment resulting in higher levels of accounts receivable. The Company has offered extended payment terms to certain customers. The Company has a policy of granting extended terms to credit worthy international customers which are usually backed by letters of credit or credit insurance. As of August 7, 1995, the accounts receivable balance was approximately $7,600,000.

Inventory turnover (defined as annualized cost of revenues divided by quarter-end inventory balance) was 4.3 and 3.6 for the quarters ended July 1, 1995, and July 2, 1994. After inventory increases through the first six months of the year, inventory decreased $397,000 during the third quarter. This decrease is the result of a plan instituted during February 1995, to reduce inventory levels, while at the same time, stocking appropriate levels of inventory to support shipments and customer needs. The Company expects that the introduction of the Star series of advanced transceiver products will increase inventory levels through mid 1996, however it is still the goal of the Company to reduce overall total inventory value.

The Company purchased $524,000 of fixed assets during the first nine months of fiscal 1995. These assets include test equipment for research and development, production, and additional computer equipment for information systems. The Company is currently self funding the purchase of assets.

Total long term assets have increased $12,848,000 since year-end 1994, which is the primary result of the increase in the value of the EchoStar stock owned by the Company. On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat for 1,216,957 shares of EchoStar, Class A common stock, or approximately 2.5% of EchoStar. Prior to EchoStar offering its shares for public trading, a reverse split by EchoStar reduced the Company's holding to 912,717 shares. During the third quarter EchoStar's common stock began trading on the NASDAQ stock market under the symbol "DISH". As of June 30, 1995, (the last trading day of the quarter) the stock was trading for $15.25 per share. The Company has adjusted the value of the stock to $13,919,000, an increase of approximately $12,227,000 over the Company's initial investment in Directsat. This adjustment, net of deferred tax, is reflected as a separate component of stockholders' equity,

A  second  increase  in  long  term assets occurred  when  the  Company announced on June 16, 1995, that SSE Telecom, Inc. and Paris based Alcatel Telspace ("Alcatel") agreed to invest up to $1,300,000 in
Media4, Inc., ("Media4") located in Atlanta, Georgia. Media4 is developing new products for the distribution of multimedia information over wireless networks. The investment is to be funded equally by SSE and Alcatel and includes an equity interest as well as proprietary product development. As of the end of the quarter, the Company has invested $350,000 in Media4.

Other long term assets include some product development and construction in process ("CIP") which increased to $381,000. The Company is developing software to monitor and control its various products and other equipment at remote sites. This cost of development will be amortized over the useful life of the software. Current CIP projects are for automatic test stations for manufacturing, and teleconferencing equipment to link the Company's own facilities.

Trade accounts payable decreased $502,000 from year-end 1994. A plan put in place during the second quarter to control inventory growth, resulted in slowed receipts of inventory which is the major contributing factor to the decrease in trade accounts payable.

Accrued  salaries and employee benefits increased $71,000 from year-end
1994.   The increase is primarily the result of an increase in  accrued payroll.

Other accrued liabilities increased $363,000 from year-end 1994. Accrued taxes payable increased $367,000 and accrued interest decreased $103,000. The Company currently does not make interest payments to EchoStar for the $8,750,000 seven year 6.5% convertible debenture. During the third quarter this accrued interest from fiscal 1994 and
1995,   for  the  EchoStar  debenture  was  adjusted  as  a  long  term liability.

Short term notes payable decreased $398,000. The Company paid off its current portion of its equipment line of credit.

Other long term notes payable increased $4,313,000 compared to October 1, 1994. Deferred taxes increased $4,647,000, as a result of the unrealized gain in the value of the EchoStar investment. Long term notes decreased $820,000. Of this total $324,000 paid off the long term portion of the Company's equipment line of credit. The other long term liability primarily related to Directsat debt, $496,000, which was paid during the second quarter. Debenture interest, $523,000 was reclassified from short term debt to long term debt.

The Company's capital resource commitments on April 1, 1995, primarily consisted of obligations under operating leases for the manufacturing facilities.

During 1995, the Company intends to pursue strategic acquisitions and investments in the satellite communications and related markets that will complement and expand its current market position. The Company believes it has the necessary capital resources available to it for such a program.

The Company's capital requirements could change in the event of factors such as lower-than anticipated demand for the Company's products or unanticipated limitations on debt financing. If any of these or other events should occur, the Company could experience a need to raise additional capital. The Company believes its current line of credit, internally generated funds and funds from the sales of debentures will be sufficient in fiscal 1995 to meet its operating and other capital requirements needs.













































PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

 Exhibit Number             Description              Sequential Page
                                                         Number

       11            Computation of Per Share            Page 14
                             Earnings

(b)  Reports on Form 8-K

None








































                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 11, 1995                      SSE TELECOM, INC.



                                        By: /s/ Frederick C. Toombs
                                               Frederick C. Toombs,
                                               President

                                        By: /s/ Daniel E. Moore
                                               Daniel E. Moore,
                                               Chief Financial Officer

                   Attached and Made Part of Part II
      Of 10Q for the Quarters Ended July 2, 1994 and July 1, 1995

                                  Three Months     Nine Months
                                     Ended            Ended
                                 7/2/94  7/1/95  7/2/94   7/1/95
Primary
   Weighted common average
shares
   outstanding before           5,218,3  5,399,6 5,060,7  5,401,7
repurchases                          99       68      43       46
   applying the treasury
stock method

   Increase in weighted
average shares due to
   repurchases applying the     320,174  174,349 409,445  153,124
treasure stock
   method for stock options
and warrants

Primary    weighted    average  5,538,5  5,574,0 5,470,1  5,554,8
shares                               73       17      88       70

Primary net income              $313,91  $543,04 $1,664,  $1,358,
                                      7        3     262      021

Net income per share               $.06     $.10    $.30     $.24

Fully diluted
   Weighted common average
shares
   outstanding before           5,218,3  5,399,6 5,060,7  5,401,7
repurchases                          99       68      43       46
   applying the treasury
stock method

   Increase in weighted
average shares due to
   repurchases applying the     320,174  189,180 409,445  212,749
treasure stock
   method for stock options
and warrants

Fully diluted weighted average  5,538,5  5,588,8 5,470,1  5,614,4
shares                               73       48      88       95

Fully diluted net income        $313,91  $543,04 $1,664,  $1,358,
                                      7        3     262      021

Fully  diluted net income  per     $.06     $.10    $.30     $.24
share