Form 10-Q/A
period 1995-07-01
SSE TELECOM INC
filed 1995-10-04
CIK 808220

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

       27            Financial Data Schedule             Page 15

(b)  Reports on Form 8-K

None








































                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  October 4, 1995                      SSE TELECOM, INC.



                                        By: /s/ Frederick C. Toombs
                                               Frederick C. Toombs,
                                               President

                                        By: /s/ Daniel E. Moore
                                               Daniel E. Moore,
                                               Chief Financial Officer