Form 10-Q/A
period 1995-07-01
SSE TELECOM INC
filed 1995-11-09
CIK 808220

_______________________________________________________________________
                                _______

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
_______________________________________________________________________
                                _______

                               FORM 10-Q
                               AMENDMENT

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

Dated:  November 9, 1995                      SSE TELECOM, INC.



                                        By: /s/ Frederick C. Toombs
                                               Frederick C. Toombs,
                                               President

                                        By: /s/ Daniel E. Moore
                                               Daniel E. Moore,
                                               Chief Financial Officer