Form 10-K405
period 1995-09-30
SSE TELECOM INC
filed 1995-12-22
CIK 808220

                 _____________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                 _____________________________________________

                                   FORM 10-K

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Fiscal year ended September 30, 1995

                                      OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _____ to _____

                        Commission file number 33-10965

                               SSE TELECOM, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                               52-1466297
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

SUITE 710, 8230 LEESBURG PIKE                       22182
   VIENNA, VIRGINIA                              (Zip Code)
(Address of principal executive office)

              Registrant's telephone number, including area code:
                                (703) 442-4503

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock
                                Par Value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No  ____
                                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $30,621,848 as of December 11, 1995. The computation of the aggregate market value is based upon the average bid and ask price of the common stock as of December 11, 1995.

                           Voting shares outstanding
                             at December 11, 1995
                             --------------------
                                   5,533,679

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
Portions of the proxy statement for the Annual Meeting of Stockholders to be held by March 12, 1996 (the "Proxy Statement") are incorporated by reference in
Part III.

                                    PART I
                                    ------

ITEM 1.   BUSINESS
------------------

SSE Telecom, Inc.'s ("SSE Telecom") principal business is the manufacture and sale of satellite telecommunication equipment through its wholly owned subsidiary, SSE Technologies Inc. ("SSE Technologies").

SSE Technologies designs, manufactures and markets satellite communications products and systems for the transmission of voice, data, fax and video. The Company's strategic business focus is to develop grow the business of SSE Technologies by meeting the needs of customers in the satellite communications marketplace. SSE Technologies is a customer and market oriented firm with an installed base of over 11,000 transceivers or modems in satellite earth stations located in over 80 different countries. The Company sells its products directly to international telecommunication system integrators as well as to certain sophisticated end users.

The Company is involved in the direct broadcast satellite ("DBS") field through it's 2.5% equity ownership interest in Echostar Communication Corporation ("EchoStar"). The market for DBS services is now well under development, and DBS services will provide a significant competitive alternative to the present cable television market. Echostar is in the process of developing a DBS satellite system for the United States common market.

The executive offices of the Company are in the Washington D.C. metropolitan area at Suite 710, 8230 Leesburg Pike, Vienna, Virginia 22182. The operations of SSE Technologies and the administrative offices of the Company are headquartered in its Fremont, California facilities.

SATELLITE COMMUNICATION INDUSTRY OVERVIEW

Growing international demand for telecommunications capacity, technical innovation and deregulation trends continue to contribute to the substantial growth in the world-wide satellite communications market. The growth is fueled by users' requirements for information, particularly in developing countries. Satellite communication systems are often a preferred medium for communications over a large geographic area and have specific advantages over traditional terrestrial networks in many applications.

Substantial users of the Company's products include international telecommunication systems integrators and service providers, private communication networks and foreign and domestic government agencies. Major application trends in business networks, government usage, training and distance learning continue to fuel demand for earth station equipment. Broadcast television also contributes to demand particularly in regions of the world where television is presently limited. Continued requirements for telephone circuits internationally drive the demand particularly in the market segments addressed by the Company. Satellite systems are very well suited for quick installation of telephonic service in remote geographic regions and interface well with other transmission media.

The total satellite communications market is generally segmented into earth station and components submarkets. The earth station market is further divided into large, medium, small, very small aperture terminal (VSAT), and mobile segments. Generally speaking, these segments are based on the type of application and the size of antenna that is employed in that application. The company's primary product focus is on the small earth station segment of the market. A satellite earth station system generally consists of three primary components (1) transceivers or radios (2) modems and (3) antennas.

PRODUCTS

The Company manufactures and sells two of the three key components in the small aperture terminal earth station market, i.e., transceivers and modems. In addition to selling separate components, SSE Technologies designs and markets a full range of integrated satellite hardware, including the recent introduction of rack-mounted converters. SSE Technologies also selectively provides systems integration services to certain sophisticated individual end users of satellite earth station products.

Transceivers

Transceivers manufactured by the Company contain microwave downconverters, upconverters, frequency synthesizers and power amplifiers. SSE Technologies designs and manufactures all of these individual subassemblies of the transceivers. The transceivers are designed for worldwide use in satellite earth stations such as those using standards set by Intelsat and Eutelsat. SSE Technologies manufactures a variety of transceivers at X, C and Ku-Band frequencies. Most of these products are standard elements of communications systems and, as such, are competitively priced. Transceiver options support many different types of specific applications and, therefore, prices may vary over a wide range. Specific power and frequency requirements may be adjusted to individual customer requirements. Management believes its products have features and performance characteristics in frequency and power options that offer advantages above those of competitors.

Rackmount converters

SSE Technologies also offers a line of rack-mounted up/downconverters operating in the C, X and Ku-band, and recently introduced its Tri-band converters which operate in all three frequency bands. The Triband converters can be installed in a variety of transportable containers, mobile shelters or fixed locations, and can operate with various antenna configurations at various power levels.

Modems

The Company manufactures and sells its own line of digital satellite modem products. The state-of-the-art modems are a result of the investment by SSE Technologies in updated engineering and product feature enhancements. The products are fully compatible with the transceiver subsystems and represent a family of modem products for open and closed network applications that operate throughout the world.

SALES, MARKETING AND CUSTOMER SUPPORT

The Company directs its marketing activities and programs toward major international systems integrators of telecommunications equipment and to direct relationships with certain substantial international companies or government agencies who provide their own systems installations. The Company markets and supports its products through a distribution system comprised of a direct sales force, supplemented in international markets by independent sales representatives. Nine of the Company's employees are engaged in sales and marketing of SSE Technologies' products and services. SSE Technologies' Vice President of Sales and six Sales Managers devote all of their time to these functions. The Company's President and the Executive Vice President of Business Development of SSE Technologies also provide sales and marketing support as needed. Sales promotion is accomplished by direct mail, participation in domestic and international trade shows and advertising in industry and trade publications.

The Company provides a full range of technical support, training and repair services for its products. In addition, customers receive direct support from customer service representatives throughout the order entry, manufacturing and delivery scheduling processes to ensure that customer equipment specifications and scheduling needs are addressed. Warranty and repair service is administered by the same representatives which enhances the continuity of customer support. Creating and maintaining long-term customer relationships has been a cornerstone of the company's overall strategy. Active and energetic sales and support contacts ensure that the Company remains aware of the changing needs and concerns of the customers. This translates into feedback to the product improvement and development processes providing a direct link between market demands and Company products. support services are provided to the customers by a force of Field Engineers, Customer Service Representatives, System Engineers and Sales Support personnel. Through this base of dedicated support personnel the customer can extend access to virtually all of the expertise available in the Company. Most support services are provided through direct contact via telephone and fax although technical and training support is also provided in the field at customer sites when appropriate. Customers can also receive training at the Company facilities. A technical and service support office in Singapore and a sales office in the United Kingdom provide additional support to customers in those regions. The availability of offices in these areas ensures that the majority of the Company's worldwide customers can contact a representative during business hours.

The rapidly evolving international markets continue to be an important source of revenue for the Company. The Company has an installed base of products in over 80 countries. Direct export revenues accounted for 48% of the Company's revenues in 1995, 45% of the Company's revenue in 1994 and 43% of the Company's revenue in 1993. No individual geographic region represented a significant portion of revenues. Direct and indirect international business, as measured by end users, represents approximately 80% of sales historically. In 1995, one customer, Nortel Dasa, accounted for 13% of total revenues of SSE Technologies. Approximately 215 customers placed orders with the company during fiscal 1995.

MANUFACTURING

SSE manufactures all of its products in its Fremont facility. All subassemblies, power amplifiers and top level systems are produced by approximately 100 direct labor employees. SSE has the capability to perform all manual assembly, DC and RF testing and environmental screening on all of its
products.   During the year, manufacturing has instituted additional burn-in and electrical testing on its products to further verify complete compliance to the specifications.

SSE has successfully completed its ISO9001 audits and has received its certification. This was a company wide effort with all areas participating in the establishment of the documentation required to achieve this certification.

SSE has strengthened its manufacturing organization during the fiscal year by completing its implementation of work cell manufacturing concepts for all of its S-Series radios and modem products. All products built in these work cells are synchronized so that production of the subassemblies is pulled directly into the top assembly production cycle. This has improved efficiencies so that while the labor force was not increased during the year, total production increased ten percent. Additional automatic testing has been implemented into the standard process flow which has greatly reduced the hands on time while increasing the amount and accuracy of data taken.
This same philosophy is being implemented for the STAR radio production.   It is
anticipated that a smaller work force than now exists will be able to produce a
higher volume of products than currently does.   The pull line will contain
automated testing and utilize the same concepts currently in place within the factory.

COMPETITION

The overall market for the products and services which SSE Technologies provides is highly competitive. There are a number of other firms which compete with the Company, none of which dominate the industry. Certain of the Company's competitors have greater financial and personnel resources. The Company's products may not be proprietary or patentable, and consequently may be subject to duplication and exploitation by its competition. The Company has several principal competitors, each of whom produce some products which are similar to the type produced by the Company. The Company believes that no single competitor offers the diversity or depth of the radio frequency ("RF") products, notably transceivers, that are manufactured by SSE Technologies.

Management believes competition in the industry is principally based upon price and performance. However, in most cases with significant customers, technical expertise, ability to deliver product on a timely basis and the quality of the product and services provided over a sustained period of time are key competitive factors.

Management believes that it has a significant current share of the point to point segment (for example, two way rural telephony) of the satellite earth station marketplace, via its complete transceiver product line.

Companies competing in the satellite communications market today are generally affected by three significant influences:
     1.  Increasing emphasis on smaller earth station applications.
     2.  Increased price competition.
     3.  Pressure to provide full services and solutions to customers.

The shift of emphasis to smaller earth stations is accelerating as technology brings the capabilities of larger systems to smaller earth stations. This results in high potential for competition because there are lower barriers to entry in the smaller equipment manufacturing market. Price competition has also increased substantially as the combination of new competitors, lower cost of manufacture of the equipment and the growing modularity of earth station components and subsystems forces companies to compete aggressively on price. Some companies react to this competitive situation by offering full system integration and installation to its customers.

RESEARCH AND DEVELOPMENT

The Company's engineering abilities and commitment to ongoing research and development are a key element of the Company's success in the rapidly advancing marketplace. During 1993, 1994 and 1995 the Company spent $2,201,000, $2,543,000 and $2,958,000 respectively on internal research and development and engineering, representing approximately 8% in 1993 and 1994, and 9% of sales in 1995. This level of commitment is representative of management's emphasis on seeking opportunities for expanding radio and modem products. Product extensions and new product developments are directly driven by customer applications and requirements as well as market demand.

PERSONNEL

As of September 30, 1995, the Company employed a total of 170 persons; 104 in manufacturing, 23 in engineering, 21 in sales and marketing, 22 in finance and administration. The Company's employees are not represented by a labor organization nor is the Company party to any collective bargaining agreement. The Company has never experienced an employee strike or work stoppage. The Company considers its relations with its employees to be good.

BACKLOG

SSE Technologies had a backlog of firm orders of $7,600,000 at September 30, 1995, and management expects all of the orders to be delivered within fiscal 1996. The current backlog compares to a backlog of $6,100,000 at October 1, 1994, and $3,900,000 at September 26, 1993. The remaining backlog is
representative of the historical product and customer mix.   Backlog as of
December 11, 1995 was approximately $8,900,000.

The Company does not believe that backlog is necessarily indicative of future revenue. Timing differences from year to year as to the receipt of large orders and changes in factory production make meaningful year to year comparisons of backlog difficult.

FOREIGN CURRENCY

Substantially all contracts with foreign customers are negotiated in United States dollars.

ITEM 2.   PROPERTIES
--------------------

SSE Technologies is located at 47823 Westinghouse Drive, Fremont, California 94539. The Fremont facility consists of approximately 33,000 square feet under leases expiring in June 1996. The Company is currently reviewing several facility options and expects to sign a lease on the new facility well in advance of the June 1996 expiration date. The Company maintains some administrative functions at its office in the Washington, D.C. metropolitan area.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

The Company is not a party to any litigation and is not aware of any threatened litigation which would have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

                COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Company has one series of common stock, $.01 par value common stock, the holders of which have full voting rights. At December 11, 1995, there were approximately 165 holders of record of the Company's common stock. This number is based upon the number of stockholders of record as reported by the American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

The Company's common stock is listed on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the trading symbol "SSET" and is listed in the Wall Street Journal and in other newspapers. The following table sets forth representative high and low closing prices in the NASDAQ system for the specified periods. At December 11, 1995, the closing bid and ask for the Company's common stock as quoted on NASDAQ were 8 3/8 and 8 3/8, respectively.

The Company follows the policy of reinvesting all earnings to finance expansion of its business. No change in this policy is contemplated in the foreseeable future. The board of directors has not declared dividends in the last five years and does not have present plans to declare dividends in the foreseeable future.


         -----------------------------------------------------------------

              MARKET                         FISCAL YEAR
               PRICE                  1994                  1995
               -----                  ----                  ----
                                   High       Low        High        Low
         -----------------------------------------------------------------

            1ST QUARTER           13 1/2     8 1/2       6 5/8      6 1/4
            2ND QUARTER           12         8 1/4       7 3/8      7 1/8
            3RD QUARTER            8 3/4     5 3/4       8 7/8      8 1/4
            4TH QUARTER            6 1/4     5 1/2       8 3/8      7 3/4
         -----------------------------------------------------------------

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

(in thousands except for per share data)
Years ended September
SUMMARY OF OPERATIONS                        1995      1994       1993      1992      1991
-------------------------------------------------------------------------------------------
Continuing Operations:
  Revenue                                  $33,569   $30,173    $29,321   $23,355   $18,010
  Cost of revenues                          22,952    19,997     19,041    16,371    11,819
-------------------------------------------------------------------------------------------
Gross margin                               $10,617   $10,176    $10,280   $ 6,984   $ 6,191

  Research and development                   2,958     2,543      2,201     1,938     1,565
  Marketing, general and administrative      5,829     4,733      4,513     3,291     2,290
  Operating income                           1,830     2,900      3,566     1,755     2,336
  Other corporate expense (income)             317       733        579       570       329
  Gain on sale of DBSC, net of
   transaction expense                          --    (1,277)        --        --        --
  Provision for taxes                          414     1,224      1,078       427       582
-------------------------------------------------------------------------------------------
Income before discontinued operations        1,099     2,170      1,909       758     1,425

Earnings per share before discontinued     $  0.20   $  0.40    $  0.37   $  0.15   $  0.33
 operations

Discontinued Operations:
  Loss                                          --        --         --        --   $   (68)
  Loss per share                                --        --         --        --   $ (0.02)
-------------------------------------------------------------------------------------------
Net income                                 $ 1,099   $ 2,170    $ 1,909   $   758   $ 1,357

-------------------------------------------------------------------------------------------
Earnings  per share:
  Primary                                  $  0.20   $  0.40    $  0.37   $  0.15   $  0.31
  Fully diluted                            $  0.20   $  0.40    $  0.36   $  0.15   $  0.29
Cash dividends paid                         $   --    $   --     $   --    $   --    $   --
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
 Weighted average number of shares
  outstanding                                5,370     5,145      4,599     4,409     3,961
 Primary number of shares outstanding        5,587     5,467      5,113     4,927     4,375
 Fully diluted number of shares
  outstanding                                5,590     5,467      5,306     4,927     4,634
-------------------------------------------------------------------------------------------
Balance Sheet:
  Total current assets                     $21,874   $21,652    $10,680   $ 9,103   $ 8,088
  Total assets                              37,823    25,034     13,310    11,626    10,424
  Total current liabilities                  4,222     3,890      4,871     5,904     5,886
  Total long-term liabilities               14,044     9,781        854       973       788
  Stockholders' equity                      19,557    11,363      7,585     4,749     3,750

     The table above sets forth selected consolidated financial data of SSE Telecom, Inc. and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW

SSE Telecom -
The Company continued to improve its operational and financial performance with record level sales in 1995. Growth in international sales and orders in a competitive marketplace continued to strengthen the Company's position as a significant manufacturer and supplier of satellite earth station equipment in the worldwide marketplace. A key element of the Company's strategy is to leverage its position within the transceiver segment of the market to other earth station components such as modems. Continued investment in product development and enhancement is also reflective of the Company's strategy to focus itself as a significant satellite earth station solution provider.

Directsat Corporation -

On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat for 1,216,957 shares of EchoStar, Class A common stock, or approximately 2.5% of EchoStar. Prior to EchoStar offering its shares for public trading, a reverse split by EchoStar reduced the Company's holding to 912,717 shares. During the third quarter EchoStar's common stock began trading on the NASDAQ stock market under the symbol "DISH," as a result of the completion of EchoStar's initial public offering.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenues:

                                                                                    FISCAL YEARS ENDING

                                                                             1995           1994         1993
                Revenues                                                     100%           100%         100%
                Cost of revenue                                               68%            66%          65%
                Gross profit                                                  32%            34%          35%
                Research and development expense                               9%             8%           8%
                Selling, general, marketing and
                 administrative expenses                                       17%            16%          15%
                Operating income                                               5%            10%          12%
                Other corporate expense                                        0%             2%           1%
                Gain on sale of DBSC, net of transaction expense               0%            -4%           0%
                Net interest expense                                           1%             0%           1%
                Income before income taxes                                     4%            11%          10%
                Income taxes                                                   1%             4%           3%
                Net income                                                     3%             7%           7%

FISCAL YEAR ENDED SEPTEMBER 30, 1995, COMPARED WITH FISCAL YEAR ENDED OCTOBER 1, 1994

SSE Telecom, Inc. completed its fiscal year with revenue of $33.6 million. Sales for fiscal 1995 increased by $3.4 million or 11% from fiscal 1994. Revenue increased primarily due to shipments of the Company's new Triband rack-mounted converter product, which represents 13% of fiscal 1995 revenue and a 130% increase in revenue from fiscal 1994 in the European market.

Gross margin increased $441,000 or 4% from fiscal 1994 as a result of increased revenue. However, as a percentage of net revenue, gross margin decreased from 34% to 32%. Less than anticipated revenue, due to material shortages, adversely affected the fourth quarter gross margin because factory overhead cost was set at a higher production rate. Additionally, during the year, the Company continued to experience competitive price pressure on several particular product offerings. As a result, the Company maintained some amount of its business opportunities by reducing product prices. Also during the year, particularly in the fourth quarter, the Company had a shift in some of its product mix shipments to lower-power level transceivers. The lower-power level business is very price competitive. Another factor contributing to the reduction in gross product margin in 1995 was associated with higher material costs relative to the Company's modular product line. As more customers shift to the Company's newer product lines, material purchases for some of the components on the older product line, grew more expensive with lower volume purchases. The Company expects gross margin will remain at comparable levels during first and second quarter of 1996 and improve during the remainder of fiscal 1996 with full production of the STAR series advanced satellite transceiver product. There can be no assurance that competitive pressure will not reduce gross margins in the future.

SSE Technologies research and development expense, in fiscal 1995, increased $415,000 or 16% from fiscal 1994. The major research and development project focused on final design of the Star series advanced satellite transceiver product and preparation of the new product for manufacturing transfer. Other research and development projects included development of the Triband rack-mounted converter and system design, on-line engineering change order software and processes, and development of monitor and control software. In addition, the Company had some non-recurring engineering costs associated with achieving ISO-9001 certification. During September 1995, the Company was audited and recommended for ISO-9001 certification. As a percentage of revenue, research and development expense increased to 9% in 1995 from 8% in 1994. The Company expects to fund research and development at the approximate same percentage of revenue in fiscal 1996.

Marketing, general and administrative expenses increased $1.1 million or 23% from fiscal 1994. The Company invested heavily in support infrastructure areas during 1995; salaries, personnel expenditures and outside consultant fees increased $590,000. The Company offered greater support to its customers by increasing staff in the areas of sales, marketing, customer service, and field and applications engineering. Additional staff in accounting and finance was added to monitor customer credit, and improve cost accounting reporting. Sales, field and applications engineering staff traveled more frequently to customer locations thus increasing travel expense $200,000 over fiscal 1994. The Company feels that marketing and administration functions are fully staffed and prepared to meet the needs of our growing customer base in 1996. As a percentage of revenue, marketing, general and administrative expense increased to 17% in 1995 from 16% in 1994.

As a result of lower gross margin percentage, increased research and development expenses, and increased marketing, general and administrative expenses, operating income decreased $1.1 million or 37% from fiscal 1994. As a percentage of revenue, operating income decreased to 5% from 10% in 1994.

During the second quarter of fiscal 1994, the Company realized a gain on the sale of an asset, a minority ownership interest and creditor claims associated with a developmental stage company in the direct broadcast business, net of expenses, of $1.2 million. This non-recurring income was not present during 1995. As a percentage of revenue, the gain was 4%.

Net interest expense increased $76,000 or 52% during fiscal 1995. During fiscal 1994, the cash flow generated from the nonrecurring sale of the asset described above and the sale of a $2,750,000, seven year, 6.5% convertible debenture to EchoStar, enabled the Company to pay off its operating lines of credit and significantly lower its interest expense in 1994. On September 30, 1994, the Company sold an additional $6,000,000, seven year, 6.5% convertible debentures to EchoStar. The Company therefore has higher interest expense as a result of interest due on the additional debentures. The Company's annual interest expense for the debentures is approximately $578,000. This expense is offset by interest income on invested funds. As a percentage of revenue, net interest expense increased to 1% in 1995 from less than 1% in 1994.

Other corporate expense decreased $492,000 or 84% from fiscal 1994. During fiscal 1994, the Company made the decision to reduce the carrying value of its product license, an open network modem. It was determined that the technology and market demand associated with the open network modem had substantially changed since the purchase of the original product line in 1991. This resulted in amortization of $510,000 during fiscal 1994. During fiscal 1995, the Company continued to amortize the carrying value of its product license with a full year amortization of approximately $33,000. As a percentage of revenue, other corporate expense decreased from 2% in 1994 to less than 1% in 1995.

As a result of the foregoing, income before income tax decreased $1.9 million or 55% from 1994. As a percentage of revenue, income before income tax decreased to 4% in 1995 from 11% in 1994.

Provision for taxes on income decreased $810,000 or 66% in fiscal 1995 from fiscal 1994. This decrease resulted from a decrease in the Company's pre-tax income and a lower tax rate of 27% in fiscal 1995 versus 36% in fiscal 1994. The lower tax rate reflects larger percentage tax savings from the Company's foreign sales corporation and state tax credits.

The combination of lower gross profit as a percentage of revenue, increased research and development expense and increased marketing, general and administrative expense resulted in a decrease of net income of $1,071,000 or 49%. As a percentage of revenue, net income was 3% in 1995 and 7% in 1994.

FISCAL YEAR ENDED OCTOBER 1, 1994, COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 25, 1993

The Company completed fiscal 1994 with revenue of $30.1 million. Sales for the year increased $852,000 or 3% from 1993. During 1994, one customer, Tomen Telecom International, Inc., accounted for 10% of the total revenue of SSE Technologies. Reflecting the increased competitive forces in the marketplace, actual units of all products shipped, in the aggregate increased by 18% from fiscal 1993.

Gross margin decreased $104,000 or 1% from fiscal 1993 primarily as a result of increased price competition. As a percentage of revenue, gross margin decreased from 35% to 34%.

Research and development expense in fiscal 1994 increased $342,000 or 16% from fiscal 1993. Increased expenses in fiscal 1994 were primarily for additional engineering employees and outside consultants, with the goal to develop new products with cost reduction and product enhancement features. As a percentage of revenue, research and development was 8% in 1994 and 1993.

Marketing general and administrative expenses increased $220,000 or 5% during 1994. The increase was primarily the result of additional support in marketing and sales, customer service and accounting and finance. During the fourth quarter of fiscal 1994, the Company added additional sales support for the European market and shifted some sales staff responsibilities to enhance marketing efforts. Marketing, general and administrative expense as a percentage of revenue increased to 16% from 15% in 1993.

As a result of lower gross margin, increased research and development expenses, and increased marketing, general and administrative expenses, operating income decreased $666,000 or 19% from fiscal 1993. As a percentage of revenue, operating income decreased to 10% from 12% in 1993.

During the second quarter of fiscal 1994, the Company realized a gain on the sale of a minority ownership interest and its creditor claims against DBSC net of expenses, of $1.2 million. This non-recurring income was not present during 1993. As a percentage of revenue, the gain was 4%.

Net interest expense increased $105,000 or 42% during fiscal 1994. The cash flow generated during the second quarter from the non-recurring sale of the asset described above and the sale of a $2,750,000, seven year, 6.5% convertible debenture to EchoStar, enabled the Company to pay off its operating lines of credit during 1994. During the third and fourth quarters of 1994, the Company had interest income from investment of the remaining debenture funds. This interest income was offset by accrued debenture interest and interest on equipment term loans. On September 30, 1994, the Company sold an additional $6,000,000, seven year, 6.5% convertible debentures to EchoStar. As a percentage of revenue, net interest expense decreased from 1% in 1993 to less than 1% in 1994.

Other corporate expense, principally amortization of SSE Technologies' product license for the open network modem increased $259,000 or 79% from fiscal
1993. During the second quarter of 1994, the Company reduced the carrying value of the product license. It was determined that the technology and market demand associated with the open network modem had substantially changed since the purchase of the original product line in 1991. As a percentage of revenue, other corporate expense increased to 2% from 1% in 1993.

As a result of the foregoing, income before income tax increased $407,000 or 14% from 1993. As a percentage of revenue, income before income tax increased from 10% in 1993 to 11% in 1994.

Provision for taxes on income increased $146,000 or 14% in fiscal 1994 from fiscal 1993. Such increase resulted from an increase in the Company's pre-tax income. The tax rate for the year ended October 1, 1994, was 36% which was consistent with 1993. The 1994 tax rate includes the benefit of exempt foreign sales corporation income and utilization of research and development tax credits.

Due to the gain on the sale of an asset, a minority ownership interest and creditor claims associated with a developmental stage company in the direct broadcast business, fiscal 1994 net income increased $261,000 or 14% from 1993 results. As a percentage of revenue, net income was 7% in 1993 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1995, the Company had working capital of $17.7 million including $7.9 million of cash, cash equivalents, and short term investments compared with working capital of $17.8 million, including $6.1 million of cash and cash equivalents on October 1, 1994. Net cash provided by operating activities was $4.6 million for the year ended September 30, 1995, compared to net cash used by operating activities of $1.3 million for the year ended October 1, 1994.

Accounts receivable decreased $2.2 million from year end 1994. There are several factors contributing to this decrease. First, due to shortages of key components, shipments for the fourth quarter of 1995 fell below expectation. Second, the Company agreed to extend the terms on a current receivable, totaling $242,000, reclassifying $121,000 of this receivable as a long term receivable. Third, through a more aggressive credit and collection policy, the Company lowered days sales outstanding from 92 in 1994 to 87 days in 1995.

Inventory turnover (defined as annual cost of revenues divided by year-end inventory balances) was 3.8 and 3.5 for the years ended September 30, 1995, and October 1, 1994, respectively. Inventory levels increased $371,000 from year-end 1994. Shortages of key components delayed scheduled shipments for the fourth quarter of fiscal 1995. As a result of these shortages, finished goods and work in process inventory increased approximately $521,000. The Company has begun to purchase raw material for the production of the Star series advanced satellite transceiver product. Initial shipments are scheduled for the first quarter of fiscal 1996. Total raw material decreased from year end 1994 by approximately $151,000. The Company expects inventory levels to increase during the first six months of fiscal 1996 during the transition from S-series to Star series products. A decrease in inventory is expected over the last six months of fiscal 1996 with final inventory levels decreasing from fiscal 1995.

The Company purchased $1.1 million of fixed assets during fiscal 1995. These assets include approximately $877,000 of test equipment for research and development and production, $245,000 for computer equipment and teleconferencing equipment to link the Company's own facilities, and $14,000 for leasehold improvements. The Company expects to invest in similar levels of fixed assets during fiscal 1996. Currently, the Company is self funding the purchase of assets.

Accounts payable increased $602,000. During the last two weeks of September 1995, the Company brought in inventory associated with the Star series of advanced satellite transceiver products. This increased the trade accounts payable balance at year end. Additionally, several components which caused delays in production were received in substantial quantities at year end. The Company consistently pays its vendors within agreed upon terms. The change in the trade accounts payable balance except for Star series material and receipt of certain components is primarily attributed to timing of the processing of check runs.

Long-term investments increased $13.6 million this year. On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat for 1,216,957 shares of EchoStar, Class A common stock, or approximately 2.5% of EchoStar. Prior to EchoStar offering its shares for public trading, a reverse split by EchoStar reduced the Company's holding to 912,717 shares. During the third quarter of fiscal 1995, EchoStar's common stock began trading on the NASDAQ stock market under the symbol "DISH". As of September 29, 1995, the last trading day of fiscal 1995, the stock was trading at $14.50 per share. The Company adjusted the value of the stock to $13.2 million, an increase of approximately $11.5 million over the Company's initial investment in Directsat. This adjustment, net of deferred tax, is reflected in a separate component of stockholders' equity.

A second increase in other asset investments, is the Company's investment in Media4. The Company announced on June 16, 1995, that SSE Telecom, Inc. and Paris based Alcatel Telspace ("Alcatel") agreed to invest up to $1.1 million in Media4, located in Atlanta, Georgia. Media4 is a developer of products for distribution of multimedia information over wireless networks. At year end, the Company has an equity investment interest of $191,000 in Media4 and had purchased $150,000 of Media4's 7% convertible debentures. Based upon the progress of Media4 (see Note 2) relative to product and market development, the Company is committed to purchase an additional $200,000 in convertible debentures payable in installments of $100,000 at the completion of a certain milestone or no later than May 1, 1998 and $100,000 at the completion of another milestone or no later than May 1, 1998. Media4 anticipates achieving both milestones in the Company's fiscal 1996 year and accordingly the Company anticipates funding these amounts.

The Company continues to monitor the progress of Media4 relative to product and market development. As of September 30, 1995, the Company believes Media4 has made excellent progress on the development of its business plan While not anticipated, should Media4's development not continue to meet expectations, the Company may be required to recognize a permanent adjustment to the carrying value of its aggregate investment.

Other long term assets include long term receivables totaling $129,000, the remaining unamortized $17,000 of SSE's open network modem product license, and product development costs of $139,000 for monitor and control software.

Short term notes payable decreased $398,000. The Company paid off the current portion of its equipment line of credit during November 1994.

Other long term liabilities increased $4.3 million compared to October 1, 1994. Deferred taxes increased $4.5 million, as a result of the unrealized gain in the value of the EchoStar investment. Long term notes payable decreased $242,000. Of this total, $324,000 was paid on the long term portion of the Company's equipment line of credit. The other long term liability primarily related to Directsat debt, $496,000 was paid during the second quarter of fiscal 1995. During fiscal 1995, long term debenture interest payable increased $578,000.

The Company's capital resource commitments on September 30, 1995, primarily consisted of obligations under operating leases for the manufacturing facilities, and the purchase of an additional $200,000 of Media4's 7% convertible debentures. The lease on the manufacturing facility in Fremont, California, will expire in June 1996. The Company is currently reviewing several facility options for its future needs and expects to sign a lease on the new facility well in advance of the June 1996 expiration date. Based upon the progress of Media4, relative to product and market development, the Company is committed to purchase an additional $200,000 of debentures, payable in installments of $100,000 at the completion of a certain milestone or no later than May 1, 1998, and $100,000 at the completion of another milestone or no later than May 1, 1998.

During fiscal 1996, the Company intends to pursue strategic acquisitions and investments in the satellite communications and related markets that will complement and expand its current market position. The company believes it has the necessary capital resources available for such a program.

The Company's capital requirements could change in the event of factors such as lower than anticipated demand for the Company's products or unanticipated limitations on debt financing. If any of these or other events should occur, the Company could experience a need to raise additional capital.

At September 30, 1995, the Company had a line of credit agreement with a national bank that is secured by specific assets of SSE Technologies, and bears interest at prime plus 0.375% (8.75% at September 30, 1995). The line of credit expires on February 28, 1996. The terms of the line of credit allow for maximum borrowings of the lessor of $5.0 million or 80% of qualified accounts, less amounts outstanding under stand-by letters of credit. In addition, the line of credit agreement requires the Company to maintain certain financial ratios and meet certain other requirements. The maximum available under the line of credit at September 30, 1995 was approximately $3.7 million, with no amount outstanding at September 30, 1995. The maximum available under the stand-by letter of credit is $250,000. At September 30, 1995, the Company had $141,300 outstanding stand-by letters of credit. The Company is in the process of negotiating an extension under the line of credit. The Company believes its current line of credit, and internally generated funds will be sufficient in fiscal 1996 to meet its current operating and other capital requirement needs.

In addition, the Company has a maximum of $500,000 available under an equipment line of credit with the same bank. Amounts drawn under this line are periodically converted into three-year notes. The Company did not borrow against its equipment line during 1995. Amounts drawn under this line as well as under the notes are payable at an interest rate of prime plus .75%.

On December 19, 1995 the Company announced that it has entered in a letter of intent to acquire Phoenix-based Fairchild Data Corporation, a leading manufacturer of satellite modems and related earth station products, from Fairchild Corporation. The transaction will be funded by a combination of cash and SSE Telecom common stock valued at a total of approximately $6 million. The transaction, which is intended to be accounted for as an asset purchase, is expected to close within 45 days.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
SSE Telecom, Inc.

We have audited the accompanying consolidated balance sheets of SSE Telecom, Inc. as of September 30, 1995 and October 1, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSE Telecom, Inc. at September 30, 1995 and October 1, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set for therein.


                                                           /s/ ERNST & YOUNG LLP
San Jose, California
November 10, 1995



CONSOLIDATED BALANCE SHEETS


September 30,1995 and October 1, 1994                                      1995           1994
 ASSETS
Current assets
   Cash and cash equivalents                                       $  3,547,574   $  6,118,201
   Short-term investments                                             4,350,132             --
   Accounts receivable, net of
    allowance for doubtful accounts of
    $223,439 at September 30, 1995 and
    $93,647 at October 1, 1994                                        6,968,103      9,153,903
   Inventory                                                          6,093,315      5,722,572
    Deferred income taxes, and other current assets                     915,249        657,561
                                                                  ----------------------------
Total current assets                                                 21,874,373     21,652,237
----------------------------------------------------------------------------------------------

Property, equipment, and leasehold
 improvements, at cost
   Machinery and equipment                                            3,395,895      2,518,948
   Furniture and fixtures                                             1,056,173        811,055
   Leasehold improvements                                               112,379        101,156
                                                                  ----------------------------
                                                                      4,564,447      3,431,159
   Less accumulated depreciation and amortization                     2,476,363      1,876,901
                                                                  ----------------------------
Net property, equipment, and leasehold improvements                   2,088,084      1,554,258

Long term investments                                                13,575,197             --
Other assets                                                            285,064      1,827,022
----------------------------------------------------------------------------------------------
Total assets                                                        $37,822,718   $ 25,033,517
----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Notes payable                                                    $         --   $    397,567
   Accounts payable                                                   2,772,277      2,170,532
   Accrued salaries and employee                                        770,873        765,236
    benefits
   Other accrued liabilities                                            678,950        556,915
Total current liabilities                                             4,222,100      3,890,250
----------------------------------------------------------------------------------------------

   Minority interest                                                         --         37,186
   Deferred tax liability                                             4,617,524         75,000
   Long-term notes payable                                            9,426,252      9,668,262
Commitments and contingencies                                                --             --

Stockholders' equity
   Common stock - $.01 par value per
    share, 10,000,000 shares
      authorized; 5,531,346 and
       5,459,996 shares issued and
       outstanding at
      September 30, 1995 and October 1,                                  55,313         54,600
       1994, respectively.
   Additional paid-in capital                                         6,745,236      6,409,562
   Retained earnings                                                  6,594,253      5,495,113
   Net unrealized gain on                                             7,051,021             --
    available-for-sale investments
   Stockholders' notes receivable                                            --       (135,000)
                                                                  ----------------------------
   Treasury stock, at cost; 143,275 and 79,148 shares at
     September 30, 1995 and October 1, 1994, respectively              (888,981)      (461,456)
                                                                  ----------------------------
Total stockholders' equity                                           19,556,842     11,362,819
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $ 37,822,718   $ 25,033,517
----------------------------------------------------------------------------------------------

The Notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF INCOME

For years ended September 30, 1995, October 1, 1994, and September 25, 1993          1995                1994                1993

Revenues                                                                   $   33,568,804      $   30,172,520      $   29,321,007
Cost of revenues                                                               22,951,695          19,996,787          19,040,852
                                                                      -----------------------------------------------------------

Gross margin                                                                   10,617,109          10,175,733          10,280,155

Expenses
   Research and development                                                     2,957,534           2,542,924           2,201,418
   Marketing, general and administrative                                        5,828,896           4,733,132           4,512,856

                                                                      -----------------------------------------------------------

Operating income                                                                1,830,679           2,899,677           3,565,881
---------------------------------------------------------------------------------------------------------------------------------

Other corporate expense                                                            94,408             585,966             326,858
Gain on sale of DBSC, net of transaction expense                                       --         (1,227,179)                  --
Net interest expense                                                              223,031             146,964             252,188
                                                                      -----------------------------------------------------------
Income before income taxes                                                      1,513,240           3,393,926           2,986,835
Provision for income taxes                                                        414,100           1,224,000           1,078,000
                                                                      -----------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $    1,099,140      $    2,169,926      $    1,908,835
---------------------------------------------------------------------------------------------------------------------------------

Primary earnings per share                                                 $         0.20      $         0.40      $         0.37
                                                                      -----------------------------------------------------------

Shares used in computing primary earnings per year                              5,586,787           5,467,378           5,113,425
---------------------------------------------------------------------------------------------------------------------------------

The Notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended September 30, 1995, October 1, 1994 and September 25, 1993               1995             1994             1993

                                                                             -------------------------------------------------------


Operating Activities
   Net income                                                                  $    1,099,140   $    2,169,926   $    1,908,835

Adjustments to reconcile net income to net cash provided (used)
 by operating activities:
   Depreciation and amortization                                                      632,963        1,041,458          704,918
   Interest expense                                                                   578,220           98,034               --
Changes in operating assets and liabilities:
   Accounts receivable                                                              2,185,800       (3,586,320)        (334,678)
   Inventory                                                                         (370,743)      (1,416,843)        (733,610)
   Deferred income tax and other current assets                                      (217,688)         (90,155)        (214,085)
   Accounts payable                                                                   601,745           72,159         (223,350)
   Accrued salaries and employee benefits                                               5,637           78,883          171,216
   Other accrued liabilities                                                          122,035          297,947         (632,845)
                                                                             -------------------------------------------------------

Net cash provided (used) by operating activities                                    4,637,109       (1,334,911)         646,401
------------------------------------------------------------------------------------------------------------------------------------


Investing Activities
   Cash purchases of equipment                                                     (1,133,289)        (685,214)        (665,905)
   Purchase of short-term investments                                             (13,512,080)              --               --
   Sale of short-term investments                                                   9,170,560               --               --
   Investment in Directsat Corporation                                                     --         (900,000)              --
   Investment in Media4                                                              (340,800)              --               --
   Other assets, including external development of software                          (268,314)        (225,588)        (125,671)
   Cash payments on product license                                                                    (12,000)        (144,000)
                                                                             -------------------------------------------------------

Net cash (used) by investing activities                                            (6,083,923)      (1,822,802)        (935,576)
------------------------------------------------------------------------------------------------------------------------------------


Financing Activities
   Proceeds from issuance of common stock, including tax benefit                      336,387        2,069,814          926,946
   Net borrowings under lines of credit                                                    --       (1,468,240)        (208,340)
   Borrowings under equipment note                                                         --          328,400          235,924
   Payments on notes payable                                                       (1,167,675)        (340,611)        (327,265)
   Borrowing under short term debt                                                         --               --          (43,750)
   Treasury stock purchase                                                           (427,525)        (461,456)              --
   Cash advances from minority stockholders                                                --           83,950               --
   Repayment of stockholder note receivable                                           135,000               --               --
   Sales of convertible debentures                                                         --        8,750,000               --
                                                                             -------------------------------------------------------

Net cash (used) provided by financing activities                                   (1,123,813)       8,961,857          583,515
------------------------------------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                               (2,570,627)       5,804,144          294,340
Cash and cash equivalents, beginning of year                                        6,118,201          314,057           19,717
Cash and cash equivalents, end of year                                         $    3,547,574   $    6,118,201   $      314,057
------------------------------------------------------------------------------------------------------------------------------------


SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

Directsat/Echostar Exchange                                                    $    1,689,464   $           --   $           --
------------------------------------------------------------------------------------------------------------------------------------


The Notes are an integral part of these statements.

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY

FOR YEARS ENDED SEPTEMBER 30, 1995, OCTOBER 1, 1994, AND SEPTEMBER 25, 1993.

                              Common Stock
                       ------------------------
                                                   Additional              Stockholders'             Net unrealized       Total
                              Number                Paid-in      Retained     Notes      Treasury        gain on       Stockholders'

                             of Shares    Amount    Capital      Earnings   Receivable    Stock    available-for-sale    Equity
                                                                                                        investments
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 26, 1992    4,490,880  $44,908  $3,287,494   $1,416,352  $      --   $      --       $       --      $ 4,748,754

  Issuance of common stock       284,965    2,850     505,096           --         --          --               --          507,946
  upon exercise of options
  and warrants
  Other                           32,100      321        (321)          --         --          --               --               --

  Tax benefit of stock
  option exercises                    --       --     419,000           --         --          --               --          419,000


  Net income                          --       --          --    1,908,835         --          --               --        1,908,835
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 25, 1993   4,807,945   48,079   4,211,269    3,325,187         --          --               --      $ 7,584,535

  Issuance of common stock       652,051    6,521   1,036,293           --         --          --               --        1,042,814
  upon exercise of options
  and warrants
  Tax benefit of stock
  option exercises                    --       --   1,162,000           --         --          --               --        1,162,000


  Repurchase of treasury stock        --       --          --           --         --    (461,456)              --         (461,456)


  Stockholder's notes receivable      --       --          --           --   (135,000)         --               --         (135,000)


  Net income                          --       --          --    2,169,926         --          --               --        2,169,926
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1994       5,459,996   54,600   6,409,562    5,495,113   (135,000)   (461,456)              --       11,362,819

  Issuance of common stock        71,350      713     236,674           --         --          --               --          237,387
  upon exercise of options
  and warrants
  Tax benefit of stock
  option exercises                    --       --      99,000           --         --          --               --           99,000


  Repurchase of treasury stock        --       --          --           --               (427,525)              --         (427,525)


  Stockholder's notes receivable      --       --          --           --    135,000          --               --          135,000

  Net unrealized gain, on             --       --          --           --         --          --        7,051,021        7,051,021
  available-for-sales investment
  Net income                          --       --          --    1,099,140         --          --               --        1,099,140
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995    5,531,346  $55,313  $6,745,236   $6,594,253  $      --   $(888,981)      $7,051,021      $19,556,842

     The Notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and method of consolidation: The Company's principal business is the manufacture and sale of satellite telecommunications equipment throughout the world. The Company conducts these operations through SSE Technologies, a wholly owned subsidiary formed in June 1988 from a product line acquisition.

The Company consolidates its majority owned subsidiaries and significant inter-company amounts have been eliminated in the consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with minimum yield risks and maturities of less than 90 days at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost which is approximate to market value.

Revenue recognition: Revenue from product sales is generally recognized when goods are shipped and billable to the customers. A warranty reserve for future costs related to product warranties is established and maintained based on estimated costs to be incurred for delivered products.

Inventory: Inventory consists of manufacturing raw materials, work-in-process and finished goods. Inventories are valued at the lower of cost or realizable current value. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out (FIFO) basis.

At September 30, 1995 and October 1, 1994, inventory consisted of:

(in thousands)       1995         1994
                     ----         ----
Raw materials      $3,727       $3,878
Work-in-process     1,784        1,640
Finished goods        582          205
                   ------       ------
     Total         $6,093       $5,723

Depreciation and amortization: Depreciation and amortization is provided on a straight-line basis over estimated useful life ranging from three to five years, or over the lease term, if shorter. Leasehold improvements are amortized over the term of the lease or their estimated useful life, whichever is shorter.

Net income per share: Net income per share is computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented.

Concentration of credit risk: The Company designs, develops, manufactures, markets, and supports satellite telecommunication equipment and systems for customers in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and in most cases requires a letter of credit or cash in advance for foreign customers. The Company has a policy that requires a letter of credit or credit insurance for credit worthy customers that request sales under extended terms.

Reclassifications: Certain items have been reclassified to conform to the current year's presentation.

2.  INVESTMENTS

Investments with maturities of less than one year at the balance sheet date are classified as short term investments. Investments with maturities greater than one year at the balance sheet date are classified as long term investments.

Effective October 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. There was no cumulative effect of adopting SFAS No. 115, as of October 1, 1994. The Company has classified all investments as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in other corporate expense. The cost of securities sold is based on the average cost method. Dividends on securities classified as available-for-sale are included in other corporate expense. No significant gains or losses were incurred on available-for-sale securities for the year ended September 30, 1995.

On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat, which resulted in the receipt of 912,717 shares of EchoStar Communications Corporation ("EchoStar"), Class A common stock As of September 29, 1995, (the last trading day of the fiscal year) the stock was trading for $14.50 per share.

The Company announced on June 16, 1995, that SSE Telecom, Inc. and Paris based Alcatel Telspace ("Alcatel") agreed to invest equally up to an aggregate of $1,100,000 in Media4, Inc., ("Media4") located in Atlanta, Georgia. As of the end of the year, the Company has invested $341,000 in Media4 common stock and debentures. Based upon the progress of Media4 relative to product and market development, the Company is committed to purchase an additional $200,000 of debentures payable in installments dependent on certain specified milestones.

The Company continues to monitor the progress of Media4 relative to its product and market development. As of September 30, 1995, the Company believes Media4 has made excellent progress on the development of its business plan. While not anticipated, should Media4's development not continue to meet expectations, the Company may be required to recognize a permanent adjustment to the carrying value of its aggregate investment (see note 7).

The following is a summary of available-for-sale securities, at September 30, 1995:

                                                           Gross               Gross              Estimated
                                                        Unrealized          Unrealized               Fair
(in thousands)                              Cost           Gains              Losses                Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury Bills & other
  Gov't agency obligations           $       523     $         5         $                   $        528
Corporate Obligations                      3,599              14                 (9)                3,604
Foreign Obligations                          103                                 (2)                  101
Commercial Paper                             495                                                      495
Floating Rate Notes                          117                                                      117
Corporate debenture - Media4                 150                                                      150
                                 ----------------------------------------------------------------------------------
  Total debt securities              $     4,987     $        19         $      (11)         $      4,995
                                 ----------------------------------------------------------------------------------
Common Stock - Echostar                    1,689          11,545                                   13,234
Common Stock - Media4                        191                                                      191
                                 ----------------------------------------------------------------------------------
  Total equity securities                  1,880          11,545                 --                13,425
-------------------------------------------------------------------------------------------------------------------
Total available-for-sale
  securities                         $     6,867     $    11,564         $      (11)         $     18,420
-------------------------------------------------------------------------------------------------------------------

The following is a summary of costs and estimated fair values of investments in debt securities at September 30, 1995, by contractual maturity:


                                                   Estimated
       (in thousands)                     Cost    Fair Value
     --------------------------------------------------------

       Due in one year or less           $ 4,837   $ 4,845
       Due after five years                  150       150
     --------------------------------------------------------
                                         $ 4,987   $ 4,995
     --------------------------------------------------------

The following is a reconciliation of the investment categories in the balance sheet classification at September 30, 1995:

                         Cash and             Short-term        Long-term
(in thousands)           Cash Equivalents     Investments       Investments           Total
-------------------------------------------------------------------------------------------
Cash and money market
  funds                  $  3,053             $        --       $      --         $   3,053

Available-for-sale            495                   4,350           13,575        $  18,420
                        -------------------------------------------------------------------
                         $  3,548             $     4,350       $   13,575        $  21,473
-------------------------------------------------------------------------------------------

3. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company had exports of approximately 48% of revenues in 1995, 45% of revenues in 1994, and 43% of revenues in 1993. Export revenues are primarily to South America, Western Europe, Canada, and Mexico. No individual geographic region represented a significant portion of revenue. In 1995, Nortel Dasa accounted for approximately 13% of the Company's revenues. In 1994, TomeTelecom International, Inc. accounted for approximately 10% of the Company's revenues and in 1993, Hughes Network Systems and ANT Bosch Telecom accounted for approximately 13% and 11% of the Company's revenues.

4. CREDIT FACILITIES AND NOTES PAYABLE

At September 30, 1995, the Company had a line of credit agreement with a national bank that is secured by specific assets of SSE Technologies, and bears interest at prime plus 0.375% (8.75% at September 30, 1995). The line of credit expires on February 28, 1996. The terms of the line of credit allow for maximum borrowings of the lessor of $5.0 million or 80% of qualified accounts, less amounts outstanding under stand-by letters of credit. In addition, the line of credit agreement requires the Company to maintain certain financial ratios and meet certain other requirements. The maximum available under the line of credit at September 30, 1995 was approximately $3.7 million, with no amount outstanding at September 30, 1995. The maximum available under the stand-by letter of credit is $250,000. At September 30, 1995, the Company had $141,300 outstanding stand-by letters of credit. The Company is in the process of negotiating an extension under the line of credit.

In addition, the Company has a maximum of $500,000 available under an equipment line of credit with the same bank. Amounts drawn under this line are periodically converted into three-year notes. The Company did not borrow against its equipment line during 1995. Amounts drawn under this line as well as under the notes are payable at an interest rate of prime plus .75%.

The Company's 6 1/2% convertible subordinated debentures due March 1, 2001, are payable to EchoStar and are convertible into 729,167 shares of common stocks at $12.00 per share at any time prior to maturity. Neither these debentures or the common shares issuable on exercise of the conversion right have or will be registered under the federal securities laws or the securities laws of any state, and neither these debentures or any common shares acquired on exercise of the conversion right may be transferred, hypothecated, sold or assigned, except in compliance with the provisions of the Securities Act of 1933, and any applicable state securities laws. Neither these debentures or any such common shares may be sold, assigned, pledged, hypothecated or otherwise transferred, except after notice to the Company and with the company's consent, and the Company need not consent to any such proposed transfer unless, in the opinion of legal counsel satisfactory to the Company, such transfer does not violate any applicable federal or state securities laws.


At September 30, 1995 and October 1, 1994, debt obligations consisted of the following:

(in thousands)                                   1995          1994
                                                 ----          ----
Equipment notes                              $      -      $    722
Notes payable - Directsat                           -           496
6 1/2 % Convertible debenture,                  9,426         8,848
including interest
                                      -------------------------------
                                                9,426        10,066
Less: Current portion                              --           398
                                      -------------------------------
      Total long-term, notes payable         $  9,426      $  9,668

At September 30, 1995, future minimum payments on long-term debt obligations were as follows:

(in thousands)
                    1996              $   --
                    1997              $1,259
                    1998              $  583
                    1999              $  583
                    2000              $  583
                    After 2000        $6,418
                                      ------
                                      $9,426

Interest paid in fiscal 1995, 1994, and 1993 was approximately $14,000, $211,000, and $252,000 respectively. Interest accrued under the Echostar debenture was $578,000 and $98,000 in fiscal 1995 and 1994, respectively. Interest capitalized under the loan to Directsat was $0, $29,000 and $20,000 in fiscal 1995, 1994 and 1993, respectively.

5.  INCOME TAXES

The provision for income taxes on income consists of the following:

(in thousands)                             1995          1994            1993
                                          -----          ----            ----
Federal
   Current                                $ 509        $1,081          $1,086
   Deferred                                (140)          (87)           (227)
                                          -----         -----           -----
                                            369           994             859
 State
  Current                                    45           230             219
                                          -----         -----           -----
Total                                     $ 414        $1,224          $1,078
                                          =====        ======          ======

Current taxes stated above for the year ended September 30, 1995 and October 1, 1994 will be reduced by $99,000 and $1,162,000, respectively, due to tax deductions arising from exercise of employee stock options. Such tax savings have been reflected as an addition to Additional Paid in Capital.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the U.S. Federal income tax rate of 34% to the income before income taxes:

(in thousands)                             1995          1994            1993
                                           ----          ----            ----
  Tax at the statutory US rate            $ 515        $1,154          $1,016
  Tax-exempt FSC income                    (101)          (34)            (98)
   State taxes (net of federal
   benefit)                                  30           152             144
  Research and development
     credits                                (65)         (133)            (87)
  Other                                      35            85             103
                                        -------        ------          ------
                                          $ 414        $1,224          $1,078
                                        =======        ======          ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consists of the following:


(in thousands)                                    1995          1994
                                                  ----          ----
Deferred tax assets:
  Accounting for inventories                   $   239         $ 178
  Accruals and reserves not currently
   currently deductible for tax purposes
    deductible for tax purposes                    343           223
                                                 -----         -----
Total deferred tax assets                          582           401


Deferred tax liabilities:                       (4,502)           --
  Available-for-sale securities                   (119)         (78)
  Tax over book depreciation                   -------         -----
                                               $(4,039)        $ 323
Net deferred taxes                             =======         =====

Actual taxes (refunded) paid were $(415,000), $(288,000), and $1,333,000, in
1995, 1994, and 1993, respectively.

6.  RETIREMENT PLAN

The Company maintains a 401(k) tax deferred plan that is available to all eligible employees. The plan does not require any corporate contributions and historically none have been made. The Company does not offer any post employment benefits.

7.  COMMITMENTS AND CONTINGENCIES

The Company leases its manufacturing facilities under an operating lease which expires in June 1996. The Company is currently reviewing several facility options and expects to sign a lease on a facility well in advance of the June 1996 expiration date. The Company also leases equipment under operating lease agreements expiring in various amounts through 1998.

The total rent expense under all operating leases was approximately $498,000, $495,000 and $425,000 for fiscal years 1995, 1994 and 1993, respectively. The aggregate future minimum payments under all operating leases as of September 30, 1995, were approximately as follows:

 (in thousands)
             1996        $204
             1997          23
             1998           4
             1999           4
                         ----
                         $235

Based upon the progress of Media4, relative to product and market development, the Company is committed to purchase an additional $200,000 of debentures, payable in installments of $100,000 at the completion of a certain milestone or no later than May 1, 1998, and $100,000 at the completion of another milestone or no later than May 1, 1998.

In the ordinary course of business, various lawsiuts and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

8.  STOCKHOLDERS' EQUITY

Stock Option Incentive Plan: Under its 1992 Incentive Stock Option Plan, the Company may grant incentive stock options and non-statutory stock options to employees, directors and consultants. At the shareholders meeting held March 28, 1995, shareholders approved an additional 250,000 shares bringing the total shares authorized for the 1992 Incentive Stock Option Plan to 525,000. Options may be granted to purchase common stock at an exercise price that will range from 85% to 100% of the market value of the stock at the grant date as determined by the board of directors and will expire after three to ten years. The options generally become exercisable over four years from date of grant. Prior to adoption of the 1992 Incentive Stock Option Plan, the Company had a non-qualified stock option plan for the employees of SSE Technologies.

Following is a summary of activity for the stock option plan:

                                                    Outstanding Options
                                                    -------------------
                                   Available        Number of      Exercise Price
                                   for Grant          Shares        per Share
---------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 26, 1992      268,333           895,000      $1.50 TO $6.50
  Option granted                   (66,500)           66,500      $3.75 to $5.87
  Options exercised                    --           (241,299)     $1.50 to $6.50
  Options canceled                   6,667            (6,667)              $1.50
---------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 25, 1993       208,500           713,534     $1.50 TO $6.50
  Option granted                   (180,500)          180,500     $6.00 to $9.35
  Options exercised                    --          (522,051)      $1.50 to $6.50
  Options canceled                   10,000           (10,000)    $1.50 to $4.75
---------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 1994           38,000           361,983     $1.50 TO $9.35
  Additional share reservation    250,000               --
  Options granted                   (40,000)           40,000     $7.38 to $8.00
  Options exercised                    --           (71,350)      $1.50 to $5.25
  Options canceled                  47,500           (47,500)     $3.75 to $6.00
---------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER  30, 1995       295,500         283,133      $1.50 TO $9.35
---------------------------------------------------------------------------------------

In connection with all stock options, 578,633 shares of common stock were reserved for issuance as of September 30, 1995. At September 30, 1995, October 1, 1994 and September 25, 1993 options exercisable were 121,383, 105,309 and 530,603 respectively.

Treasury shares: The Company acquired 64,127 and 79,148 shares of its Common stock on the open market in fiscal 1995 and 1994 respectively. Such treasury shares are carried at cost, $889,000.

Warrants: During 1995, no warrants were exercised or issued. At September 30, 1995, outstanding warrants for the purchase of the Company's common stock were as follows:

COMMON STOCK
SUBJECT TO                                 WARRANT
EXERCISE OF         EXERCISE PRICE         EXERCISE
WARRANTS            PER SHARE              PERIOD ENDS
--------            ---------              -----------
100,000             $2.25                  June 1996
 50,000             $2.88                  August 1997
 15,000             $6.25                  July 1999

9.  RELATED PARTY TRANSACTIONS

In July 1994, the Company made a one year loan to the President of the Company and an executive vice president of SSE Technologies in the aggregate amount of $625,000. These loans were repaid in 1995.

A principal of one of the investors rendered monthly services in support of the Company for which the Company paid or accrued $15,000 and $60,000 during 1994 and 1993, respectively. This investor joined the Company in February 1994 as an executive officer. Another investor rendered services in support of Directsat for which he was paid or accrued $36,000 and $36,000 during 1994 and 1993 respectively. A board member rendered services in support of the Company's strategic planning for which the Company paid $14,800 during fiscal 1995.

QUARTERLY RESULTS


The following table represents the Company's financial results by quarter for fiscal 1994 and 1995. These quarterly financial results are unaudited however, in the opinion of management, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.



(in thousands, except per share data)                                          Quarter Ended
--------------------------------------------------------------------------------------------------------------------------
                                            Fiscal 1994                                      Fiscal 1995
==========================================================================================================================
                                JAN 1       APR 2       JUL 2       OCT 1       DEC 31      APR 1       JUL 1       SEP 30
                                -----       -----       -----      ------      -------      -----       -----      -------
Net revenues                   $7,453      $7,312      $7,116      $8,292       $7,523     $8,805      $9,180      $ 8,061
Gross profit                    2,758       2,351       2,227       2,840        2,399      3,041       3,096        2,081
Net income                        513         838         314         505          337        478         543         (259)
Net income per
SHARE (FULLY DILUTED)          $ 0.10      $ 0.15      $ 0.06      $ 0.09      $ 0.06      $ 0.09      $ 0.10      ($0.05)
--------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

Set forth below are the names and ages of the executive officers and directors of the Company, their principal occupations at present and for the past five years, certain directorships held by each and the year in which each became a director or executive officer of the Company.

Charles W. Ergen (age 42) has served as a Director of SSE Telecom since March 1995. He is Chairman of the Board of Directors, Chief Executive Officer and President of EchoStar Communications Corporation, a worldwide manufacturer and distributor of home satellite television equipment and a significant participant in the direct broadcast satellite industry. During the past five years, he has held positions including President, Chief Executive Officer, and Director of various subsidiaries of EchoStar Communications Corporation. Mr. Ergen was a co-founder of Echosphere, a predecessor to Echostar, in 1980.

Frederick C. Toombs (age 49) has served as a Director of SSE Telecom since April 1989. Mr. Toombs is president of the Company and serves as principal operating officer of SSE Technologies. Mr. Toombs joined the Company in 1988 through the acquisition of the satellite product line of Avantek, Inc. He has over fifteen
(15) years of experience in finance and operations in a high-tech manufacturing environment. Mr. Toombs earned a Master's in Business Administration from the University of Santa Clara and a Bachelor of Science Degree in Accounting from Long Beach State University.

Daniel E. Moore (age 42) has served as a Director of SSE Telecom since April 1989. He served as acting chief financial officer from August 1992 to December 1993 and joined the Company in 1994 as executive vice president and chief financial officer. Mr. Moore is a founder and principal of Venture America, a private venture capital firm. Previously, Mr. Moore was a senior manager with Arthur Andersen & Co. Mr. Moore received his Master's Degree in Business Administration from the University of Pittsburgh, and his Bachelor's Degree from Lafayette College.

Joseph T. Pisula (age 54) has served as a Director of SSE Telecom since March 1995. He is a Principal of Focus Enterprises, Inc., a management consulting firm. From April 1993 until June 1994, Mr. Pisula was Chairman and Chief Executive Officer of Digital Transmission System Inc., a telecommunications equipment manufacturer, and he continues to serve on the Board of Digital Transmission Systems, Inc. From 1988 to 1993 he was President and Chief Executive Officer of Teleos Communications, a video conferencing network equipment manufacturer. Mr. Pisula received his Master's Degree with dual majors in Marketing and Finance from the University of Rochester and his Bachelor of Science in Electrical Engineering from the University of Pittsburgh.

Erik H. van der Kaay (age 55) has served as a Director of SSE Telecom since May 1993. He is president of the Allen Telecom Group, a major supplier of components and systems for the mobile communications market. Previously, he was president and chief executive officer of Millitech Corporation, a manufacturer of millimeterwave components and systems. From 1984 to 1988, he was senior vice president and Telecommunications Group Executive of Avantek, Inc.

Olin L. Wethington (age 46) has served as a Director of SSE Telecom since February 1994. Mr. Wethington is a partner in the law firm of Steptoe & Johnson, and has been associated with that firm since 1985 to the present, with the exception of the period, from August 1991 to January 1993, during which he was the Assistant Secretary of International Affairs at the U.S. Department of the Treasury. Prior to that, he served as special assistant to the President and Executive Secretary to the Economic Policy Council at the White House during 1990 and 1991. His law practice is focused on international corporate and finance transactions, particularly related to emerging markets in Latin America, the states of the former Soviet Union, and Asia. Mr. Wethington is a graduate of the University of Pennsylvania and Harvard Law School.

Frank S. Trumbower (age 57) served as a Director of SSE Telecom from April 1989 to February 1994 and since March 1995, Mr. Trumbower served as the President of SSE Telecom and Directsat Corporation from March 1990 until February 1994. Mr. Trumbower continues to serve as the President of Directsat Corporation. Mr. Trumbower is president of Cambridge Technology Partners, Inc., a venture firm which provided financial and business advice and the bridge financing to SSE Telecom for the acquisition of the satellite product line of Avantek, Inc. Mr. Trumbower is an investor in a variety of early stage businesses and serves on various boards of directors. Previously Mr. Trumbower worked for the office of the Secretary of Defense. He received his Ph.D. and M.Sc. in Economics from the London School of Economics where he was a British Marshall Scholar.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
---------------------------------------------------------

The information set forth under the caption "Executive Compensation" of Directors and Executive Officers in the Company's Proxy Statement, to be mailed to Stockholders of record on or about January 12, 1996, is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information set forth under the caption "Stock Ownership" in the Company's Proxy Statement, to be mailed to Stockholders of record on or about January 12, 1996, is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

In July 1994, the Company made a one year loan to the President of the Company and an Executive Vice President of SSE Technologies in the aggregate amount of $625,000. These loans were repaid in 1995.

A principal of one of the investors rendered monthly services in support of the Company for which the Company paid or accrued $15,000 and $60,000 during 1994 and 1993, respectively. This investor joined the Company in February 1994 as an executive officer. Another investor rendered services in support of Directsat for which he was paid or accrued $36,000 and $36,000 during 1994 and 1993 respectively. A board member rendered services in support of the Company's strategic planning for which the Company paid $14,800 during fiscal 1995.

                                   PART IV.
                                   --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

                                           Reference Page
                                           --------------



1.     Financial Statements :
       ----------------------
       Report of Ernst & Young  LLP,
        Independent Auditors                                      13

       Consolidated Balance Sheets - at
       September 30, 1995 and October 1, 1994                     14

       Consolidated Statements of Income - years ended
       September 30, 1995, October 1, 1994, and
       September 25, 1993
                                                                  15

       Consolidated Statements of Cash Flows - years ended
       September 30, 1995, October 1, 1994, and
       September 25, 1993
                                                                  16

       Consolidated Statements of Stockholders'
       Equity - years ended
       September 30, 1995, October 1, 1994, and
       September 25, 1993
                                                                  17

       Notes to Consolidated Financial Statements               18-24

2.     Financial Statement Schedules
       -----------------------------

       II -   Valuation and
        Qualifying Accounts                                       30

All other schedules are omitted because they are not applicable or required information is shown in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K:

(c) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit
          Number                          Description
          ------                          -----------
          2.1          Plan and Agreement of Merger among EchoStar
                       Communications Corporation, Directsat Corporation and SSE
                       Telecom (Incorporated by reference to Exhibit 2.1 filed
                       with Form 8-K on March 29, 1994, #33-10965)

          3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 #33-10965 on Form S-18)

          3.2 Certificate of Amendment to Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.2
                       #33-10965 on Form S-18)

          3.3 Bylaws of Registrant (Incorporated by reference to exhibit 3.3 #33-10965 on Form S-18)

          3.4 Certificate of Amendment to Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.4, 10-K September 30, 1989 #33-10965)

          4.1          Specimen Stock Certificate (Incorporated by reference to
                       Exhibit 4.1, 10-K September 26, 1992 #33-10965)

          4.2          Article 4 of the Articles of Incorporation of Registrant
                       (Incorporated by reference to Exhibit 4.2, #33-10965 on Form S-18)

          4.3 Article 6 of the Bylaws of Registrant (Incorporated by reference to Exhibit 4.3, #33-10965 on Form S-18)

          4.4          Specimen Form of Debenture (Incorporated by reference to
                       Exhibit 4.4 filed with Form 8-K on March 29, 1994, #33-
                       10965)

          4.5          Security Pledge and Limited Recourse Agreement
                       (Incorporated by reference to Exhibit 4.5 filed with Form
                       8-K on March 29, 1994, #33-10965)

          9.1 Voting Agreement Dated March 1, 1989 (Incorporated by reference to Exhibit 3, 8-K March 2, 1989 #33-10965)

          10.14        Employment Agreement Frederick Toombs (Incorporated by
                       reference to Exhibit 10.14, 10-K September 26, 1992, #33-
                       10965)

          10.15        Employment Agreement Frank Peternell (Incorporated by
                       reference to Exhibit 10.15, 10-K September 26, 1992, #33-
                       10965)

          10.16        Employment Agreement Daniel Moore (Incorporated by
                       reference to Exhibit 10.16, 10-K October 1, 1994, #33-
                       10965)

          10.18 Non-Qualified Stock Option Agreement (Incorporated by reference, Exhibit 10.18, 10-K for September 30, 1988,
                       #33-10965)

          10.18.1 1992 Stock Option Plan Agreement (Incorporated by reference, Exhibit 10.18.1, 10-K for September 25, 1993,
                       #33-10965)

          10.19        SSE Telecom 401(k) Profit Sharing Plan and Trust
                       (Incorporated by reference to Exhibit 10.19, 10-K for September 25, 1988, #33-10965)

          10.20        Lease regarding SSE Technologies' offices dated February
                       19, 1991 between Registrant and Warm Springs Associates I
                       Ltd. Partnership (Incorporated by reference to Exhibit
                       10.20, 10-K September 26, 1992, #33-10965)

          10.20.1      Lease regarding SSE Technologies' offices dated February
                       19, 1991 between Registrant and Warm Springs Associates
                       II Ltd. Partnership (Incorporated by reference to Exhibit
                       10.20.1, 10-K September 26, 1992, #33-10965)

           10.21       Agreement dated March 14, 1994, between SSE Telecom and
                       EchoStar Communications Corporation (Incorporated by reference to Exhibit 10.21 filed with Form 8-K on March
                       29, 1994, #33-10965)

           11          Computation of Earnings per share (Page 31)

           22          Subsidiaries of Registrant (Page 32)

           23          Consent of Ernst & Young LLP,  Independent
                       Auditors (Page 33)

           27          Financial Data Schedule (Page 34)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SSE TELECOM



Dated:  December 22, 1995                     /s/ Frederick C. Toombs
                                           _________________________________
                                                  Frederick C. Toombs
                                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                      TITLE                                      DATE
---------                      -----                                      ----
/s/ Frederick C. Toombs        President                       December 22, 1995
--------------------------                                     -----------------
Frederick C. Toombs            Director

/s/ Daniel E. Moore            Executive Vice President        December 22, 1995
--------------------------                                     -----------------
Daniel E. Moore                and Chief Financial Officer
                               Director

/s/ Charles W. Ergen           Director                        December 22, 1995
--------------------------                                     -----------------
Charles W. Ergen

/s/ Joseph T. Pisula           Director                        December 22, 1995
--------------------------                                     -----------------
Joseph T. Pisula

/s/ Frank S. Trumbower         Director                        December 22, 1995
--------------------------                                     -----------------
Frank S. Trumbower

/s/ Erik H. van der Kaay       Director                        December 22, 1995
--------------------------                                     -----------------
Erik  H. van der Kaay

/s/ Olin L. Wethington         Director                        December 22, 1995
--------------------------                                     -----------------
Olin L. Wethington

                                                                    SCHEDULE  II
                                  SSE TELECOM
                       VALUATION AND QUALIFYING ACCOUNTS

   Allowance for Doubtful Accounts

                              Balance at                                           Balance
                              Beginning         Additions                           at End
                              of Period          Charged       Write-offs         of Period
                              ----------         -------       ----------         ---------
Year Ended
  September 25, 1993           $ 61,962          $ 96,133       $(48,724)         $109,371
                               --------          --------       --------          --------

Year Ended
  October 1, 1994              $109,371          $(12,253)      $ (3,471)         $ 93,647
                               --------          --------       --------          --------

Year Ended
  September 30, 1995           $ 93,647          $143,565       $(13,773)         $223,439
                               --------          --------       --------          --------