Form 10-Q
period 1995-12-30
SSE TELECOM INC
filed 1996-02-13
CIK 808220

3



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

                FOR THE QUARTER ENDED DECEMBER 30, 1995

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

                     8230 Leesburg Pike, Suite 710
                        Vienna, Virginia 22182
                         (Address of principal
                           executive office)

          Registrants telephone number, including area code:
                            (703) 442-4503



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X    No  ____

As of February 5, 1996, the following number of shares of each of the issuers classes of common stock were outstanding:
                        Common Stock 5,734,304

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
                                                                Page

      Consolidated Balance Sheets as of December 30, 1995 and September
30, 1995                                                         3

      Consolidated Income Statements for the three months ended
December 30, 1995                                                4
      and December 31, 1994

      Consolidated Statements of Cash Flows for the three months ended
December 30,                                                     5
      1995 and December 31, 1994

      Notes to Consolidated Financial Statements                 6-7

Item 2.
Managements Discussion and Analysis of Financial Condition and Results
of    8-12

Operations

PART II - OTHER INFORMATION

Item 6.
Exhibits and Reports on Form 8-K                                 13-14





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                           SSE TELECOM, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

Assets                                      December 30,    September
                                                1995         30, 1995
Current Assets                              (Unaudited)

   Cash and cash equivalents                  $2,495,093     $3,547,574
   Short term investments                      4,072,145      4,350,132
   Accounts receivable net of allowance        7,298,857      6,968,103
for doubtful accounts
     of $191,598 at December 30, 1995, and
$223,439 at September 30, 1995
   Inventory                                   7,388,605      6,093,315
   Other current assets                        1,089,637        915,249
      Total current assets                    22,344,337     21,874,373

Net property, equipment and leasehold          2,048,571      2,088,084
improvements
Long-term investments                         22,512,399     13,575,197
Other assets                                     271,178        285,064
      Total assets                           $47,176,485    $37,822,718

Liabilities and  Stockholders Equity
Current Liabilities
   Accounts payable                           $3,331,640     $2,772,277
   Accrued salaries and employee benefits        640,347        770,873
   Other accrued liabilities                     803,189        678,950
      Total current liabilities                4,775,176      4,222,100

Deferred tax liabilities                       8,087,311      4,617,524
Notes payable                                  9,573,452      9,426,252
Commitments and contingencies                         --             --

Stockholders Equity

Common stock $.01 par value per share,            55,337         55,313
10,000,000 shares authorized;
  5,533,679 and 5,531,346 shares issued
and outstanding at December 30, 1995 and
September 30, 1995, respectively.
Additional paid in capital                     6,748,712      6,745,236
Retained earnings                              7,087,585      6,594,253
Net unrealized gain on available for sale     12,472,915      7,051,021
investments
Treasury stock, at cost, 237,975 shares
and 143,275 shares at December 30, 1995,      (1,624,003)      (888,981)
and   September 30, 1995 respectively
      Total stockholders equity              24,740,546     19,556,842
      Total liabilities & stockholders      $47,176,485    $37,822,718
equity


                        See accompanying notes
                           SSE TELECOM, INC.
              CONSOLIDATED INCOME STATEMENTS (Unaudited)
  For The Three Months Ended December 30, 1995 and December 31, 1994

                                         December 30,   December 31,
                                             1995           1994


Revenue                                     $9,019,342     $7,523,118
Cost of revenue                              6,129,631      5,123,860
   Gross margin                              2,889,711      2,399,258

Expense
   Research and development                    686,805        599,729
   Marketing, general and                    1,380,520      1,231,661
administrative

Operating income                               822,386        567,868

Net interest expense                            42,929         71,671

Other expense                                   21,125         14,870

Income before income taxes                     758,332        481,327

Provision for income taxes                     265,000        144,000


Net income                                    $493,332       $337,327

Primary earnings per share                        $.09           $.06


Shares used in computing primary             5,441,339      5,518,369
earnings per share


                        See accompanying notes
                           SSE TELECOM, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For The Three Months Ended December 30, 1995 and December 31, 1994
Operating Activities:                         December 30,   December 31,
                                                  1995           1994

Net income                                         $493,332       $337,327
Adjustments to reconcile net income to net
cash provided (used)
     by operating activities:
    Depreciation and amortization                   187,593        155,023
    Interest expense                                147,200             --
Changes in operating assets and liabilities:
    Accounts receivable                           (330,754)        574,018
    Inventory                                   (1,295,290)      (222,399)
    Other current assets                          (174,388)       (27,599)
    Accounts payable                                559,363      (253,397)
    Accrued salaries and employee benefits        (130,526)       (46,077)
    Other accrued liabilities                       124,239        772,623
Net cash (used) provided by operating             (419,231)      1,289,519
activities

Investing Activities:
    Cash purchases of equipment                   (139,705)      (122,717)
    Purchases of short-term investments         (1,180,775)    (1,260,239)
    Sales of short-term investments               1,451,452             --
    Other assets                                   (32,700)       (56,910)
Net cash provided (used) by operating                98,272    (1,439,866)
activities

Financing Activities:
    Proceeds from issuance of common stock            3,500         18,000
    Borrowings under equipment note                      --      (533,033)
    Payments on notes payable                            --      (721,948)
    Treasury stock repurchase                     (735,022)      (153,839)
Net cash (used) by financing activities           (731,522)    (1,390,820)

Net (decrease) in cash and cash equivalents     (1,052,481)    (1,541,167)
Cash and cash equivalents beginning of            3,547,574      6,118,201
period
Cash and cash equivalents end of period           2,495,093      4,577,034



                        See accompanying notes
                           SSE TELECOM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The financial information contained herein has been prepared by the Company, without audit, except for information as of September 30, 1995 which has been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Companys September 30, 1995 annual report on Form 10-K. The results of operations for the period ended December 30, 1995 are not necessarily indicative of the operating results for the full year.

2.  INVENTORY

Inventory consists of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or realizable current value. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out (FIFO) basis. At December 30, 1995 and September 30, 1995, inventory consisted of:

          ($000s)                   December 30,  September 30,
                                             1995           1995
          Manufacturing        raw         $4,967         $3,727
          materials
          Work-in-process                   2,124          1,784
          Finished Goods                      298            582
                   Total                   $7,389         $6,093

3.  COMMITMENTS, NOTES PAYABLE AND LONG TERM DEBT

The Company leases office and manufacturing space under leases that expire in June 2001. The terms of the leases provide for periodic escalation in rent payments that have been expensed on a straight line basis over the term of the lease. The Company also leases office space in Vienna, Virginia, and Singapore. The Virginia lease expires in October 1996, while the Singapore lease expires in June 1997. The Company leases equipment under leases expiring in various amounts through 1997. The Company also has short term lease agreements related to office and manufacturing equipment.

The Company maintains a secured operating line of credit with a national bank. The maximum available under the line of credit was the lesser of $5.0 million or 80% of qualified receivables. On December
30, 1995 the maximum available under the line of credit was approximately $3.3 million of which none was borrowed. The line of credit expires on February 29, 1996, and the Company is in the process of negotiating an extension. The Company is subject to and in compliance with certain financial covenants and requirements.





4.  BUSINESS COMBINATIONS

On January 28, 1996, SSE Telecom completed the acquisition of the business of Fairchild Data Corporation (Fairchild Data), a subsidiary of The Fairchild Corporation, (NYSE:FA) via an asset purchase agreement. The Company acquired substantially all the assets of
Fairchild Data, subject to certain liabilities in exchange for approximately $6.2 million, consisting of approximately $4.2 million in cash, 200,000 shares of SSE Telecom common stock, and a warrant to acquire 50,000 shares of SSE Telecom common stock. The cash portion has been financed with a combination of short-term bank financing and cash.

The short-term bank financing is a separate loan agreement which does not affect the line of credit mentioned in Note 3. The financing facility provides the Company up to $3.2 million, of which the Company borrowed $2.0 million on January 29, 1996. The interest rate of the loan is 7.56% and the note is due in 30 days at which time the Company may finance the balance at the then current rate. The collateral for the loan is the Companys short term investments.

The Company filed a form 8-K, dated February 7, 1996, relative to the Fairchild Data asset purchase agreement.

Item  2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND
             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the quarters ended on the dates indicated, certain income and expense items expressed as an approximate percentage of the Companys total revenues:

                         December            December
                         30, 1995               31,

                           1995                1994


Revenue                    100%                100%
Gross margin                32%                 32%
Research and development    8%                  8%
expense
Marketing,  general  and    15%                 16%
administrative expenses
Operating income            9%                  8%
Net interest expense        --                  1%
Other expense               --                  --
Income   before   income    9%                  7%
taxes
Provision   for   income    3%                  2%
taxes
Net income                  6%                  5%


Three Months Ended December 30, 1995, Compared With Three Months Ended December 31, 1994.

SSE Telecoms revenues increased by 20% from $7,523,000 for the first quarter 1995 to $9,019,000 for first quarter 1996. Growth in revenue is due to increased total shipments. Actual units shipped increased by 38% from the same quarter in 1995. Revenue associated with the increase in units was offset by a shift to lower power level transceivers which are in a very price competitive market. International shipments accounted for 92% of revenue for the first quarter of 1996, compared to 78% in the same period of fiscal 1995.

Gross  margin increased $490,000 or 20%, as a result of higher revenue;
gross margin as a percentage of revenue was 32% in 1995 and 1996.   The
Company continues to experience competitive price pressure on several particular product offerings. Product mix of shipments has shifted to lower-power level transceivers. The lower-power level business is very price competitive. The Company expects gross margin will remain at comparable levels during the first half of fiscal 1996 and improve during the remainder of fiscal 1996 with increased shipments of the STAR
series  advanced  satellite  transceiver  product.   There  can  be  no
assurance that competitive pressure will not reduce gross margins in the future.

Research and development expense for the quarter was $687,000, an $87,000 or 15% increase from the same quarter of 1995. During the quarter, expenses were incurred primarily for the release of new products to manufacturing, cost reductions on new product offerings and product enhancements for current transceiver products. As a percentage of revenue, research and development expense was 8% in 1995 and 1996. The Company expects to continue to fund its research and development programs at the same percentage of revenue during the remainder of fiscal 1996.

Marketing, general and administrative expenses increased $149,000 or 12% from the first quarter of 1995. A major portion of the increase was related to the establishment of a separate corporate business development and marketing function in late 1995. As a percentage of revenue, marketing, general and administrative expenses decreased from 16% in 1995 to 15% in 1996.

Net interest expense decreased $29,000, or 40% from the comparable quarter in 1995, attributable to an increase in investment interest income. As a percentage of revenue, interest expense decreased from 1% in 1995 to less than 1% in 1996.

Other expense increased $6,000 or 42% from first quarter of 1995. As a percentage of revenue, other expense was less than 1% in 1995 and 1996.

Income before income taxes increased $277,000 or 58%. As a percentage of revenue, income before income taxes was 7% in 1995 and 9% in 1996.

Provision for taxes on income increased $121,000 or 84% in the first quarter 1996 from the same quarter in 1995. The increase is the
result   of   the  Companys  higher  income  and  a  higher  estimated
provisional tax rate of 35% in fiscal 1996 versus 30% in fiscal 1995. The rate increase is attributable to the expiration of federal research
credits,   a  decreased  benefit  from  the  Companys  foreign   sales
corporation, and an increase in state income taxes.

First   quarter  net income increased $156,000 or 46%  from  the  first quarter 1995. As a percentage of revenue, net income increased to 6% in fiscal 1996 from 5% in fiscal 1995.

The Company had a backlog of firm orders of $7.8 million on December 30, 1995. Management expects substantially all orders to be delivered within fiscal 1996. The quarter ending backlog is representative of the historical product and customer mix. Comparable backlog as of February 5, 1996 was $10.0 million. The Company does not believe that backlog is necessarily indicative of future revenues. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

Liquidity and Capital Resources

On December 30, 1995, the Company had working capital of $17.6 million including $6.6 million of cash, cash equivalents and short term investments compared with working capital of $17.7 million including $7.9 million of cash, cash equivalents and short term investments on September 30, 1995. Net cash used by operating activities was $419,000 for the quarter ended December 30, 1995, compared to net cash provided by operating activities of $1.3 million for the quarter ended December 31, 1994.

Accounts receivable increased $331,000 from September 30, 1995. The fiscal year-end accounts receivable balance was down due to lower than anticipated shipment levels in the final quarter of fiscal year 1995. Increased shipments during the first quarter of fiscal 1996 increased the accounts receivable balances. The Company has lowered days sales outstanding from 101 in the first quarter of 1995 to 77 in the first quarter of 1996.

Inventory turnover (defined as annualized cost of revenues divided by average inventory balance for the quarter) was 3.60 for the quarter ended December 30, 1995, and 3.47 for the quarter ended December 31, 1994. During the first quarter of fiscal 1996, the Company purchased raw material to prepare for quantity production of the STAR series advanced satellite transceiver product. The Company also expanded its level of some long lead time components for quicker response time to customers needs. Total inventory increased by $1.3 million from year-end 1995. Approximately $1.2 million of the increase is raw material. The Company anticipates that inventory will continue to increase during the first six months of fiscal 1996 as both S-series and STAR series products are produced.

The Company purchased $140,000 of fixed assets during the first quarter of 1996. These assets include $109,000 of office equipment and $31,000 of production equipment. During the remainder of fiscal 1996, the Company plans to purchase assets at the same full year level as fiscal 1995.

Other long-term assets, primarily the market value of the Companys 912,717 shares of EchoStar Communication Corporation (NASD: DISH), Class A common Stock increased $8.9 million. As of December 29, 1995, the last trading day of the quarter, the EchoStar stock was trading at $24.25 per share. This adjustment, net of deferred tax, is reflected as a separate component of stockholders equity.


Accounts payable increased $559,000 from fiscal year-end 1995, due to the increase in both S-Series backlog and STAR requirements.

Deferred  tax  liability increased $3.5 million, as  a  result  of  the
increase   in  the  unrealized  gain  in  the  value  of  the  EchoStar investment.

Long-term notes payable increased $147,000. This increase is due to the quarterly accrued interest payable under its $8.7 million seven-year 6.5% convertible debenture payable to EchoStar. The Company is not required to make interest payments until March 1997.

During the first quarter of 1996, the Company purchased 94,700 shares of stock in the market for $735,000, in connection with its stock repurchase plan. In total, the Company currently owns 237,975 shares of treasury stock.

The Companys capital resource commitments on December 30, 1995, primarily consisted of obligations under operating leases for manufacturing facilities, and the purchase of additional debentures from Media4, Inc. The lease on the manufacturing facility in Fremont, California, will expire in June 2001. Based upon the progress of Media4 Inc., relative to product and market development, the Company is committed to purchase an additional $200,000 of debentures, payable upon the completion of certain milestones. Management anticipates the purchase of these debentures in fiscal year 1996.

In addition to the acquisition of the business of Fairchild Data, the Company may pursue additional strategic acquisitions and investments in the satellite communications and related markets that will complement and expand its business opportunities. The Company believes it has the necessary capital resources available for such a program.

The Company expects to incur charges in connection with the acquisition of Fairchild Data related to the realizability of certain SSE assets and for the write off of in-process research and development activities acquired.

The Companys capital requirements could change in the event of factors such as lower than anticipated demand for the Companys products or unanticipated limitations on debt financing. If any of these or other events should occur, the Company could experience a need to raise additional capital.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

 Exhibit Number             Description              Sequential Page
                                                         Number

       11         Computation of Per Share               Page 13
                  Earnings
       27         Financial Data Schedule                Page 14

(b)  Reports on Form 8-K

        The Company filed a form 8-K, dated February 7, 1996, relative to the Fairchild Data asset purchase agreement.
                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 13, 1996                         SSE TELECOM, INC.



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