Form 10-Q
period 1996-03-30
SSE TELECOM INC
filed 1996-05-14
CIK 808220

________________________________________________________________________
                                 ______

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
________________________________________________________________________
                                 ______

                                FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED MARCH 30, 1996

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

                           Yes   X    No  ____

As of May 3, 1996, the following number of shares of each of the issuer's classes of common stock were outstanding:
                         Common Stock 5,771,638



                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements                                                     Page

Consolidated Balance Sheets as of March 30, 1996 and September 30, 1995     3

Consolidated Statements of Operations for the three months and six months
ended  March 30, 1996 and April 1, 1995                                     4

Consolidated Statements of Cash Flows for the six months ended March 30,
1996 and April 1, 1995                                                      5

Notes to Consolidated Financial Statements                                6-8

Item 2.
Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                             8-11

PART II - OTHER INFORMATION

Item 6.
Exhibits and Reports on Form 8-K                                         12-16



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                            SSE TELECOM, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

Assets                                      March 30, 1996  September 30,1995
Current Assets                               (Unaudited)

   Cash and cash equivalents                      $    --        $3,547,574
   Short term investments                        1,018,151        4,350,132
   Accounts receivable, net of allowance        12,175,662        6,968,103
for
   doubtful accounts of $156,101 at March
30,
   1996, and $223,439 at September 30,
1995
   Inventory                                    11,185,346        6,093,315
   Other current assets                          1,357,025          915,249
      Total current assets                      25,736,184       21,874,373

Net property, equipment and leasehold            2,633,663        2,088,084
improvements
Long-term investments                           31,002,900       13,575,197
Intangible assets                                  707,565               --
Other assets                                       371,176          285,064
      Total assets                             $60,451,488      $37,822,718

Liabilities and  Stockholders' Equity
Current Liabilities
   Accounts payable                             $5,385,434       $2,772,277
   Short term debt                               1,030,000               --
   Accrued salaries and employee benefits        1,095,507          770,873
   Other accrued liabilities                     1,764,746          678,950
      Total current liabilities                  9,275,687        4,222,100

Deferred tax liabilities                         9,896,470        4,617,524
Notes payable                                    9,724,196        9,426,252
Commitments and contingencies                           --               --

Stockholders' Equity

Common stock $.01 par value per share,              56,342           55,313
10,000,000 shares authorized;
 5,746,306 and 5,531,346 shares issued
 and outstanding in       1996 and 1995
 respectively
Additional paid in capital                       7,858,957        6,745,236
Retained earnings                                6,002,848        6,594,253
Net unrealized gain on available for sale
  investments                                   19,322,013        7,051,021
Treasury stock, at cost, 253,275 shares
and                                             (1,685,025)       (888,981)
  143,275 shares at March 30, 1996, and
  September 30, 1995 respectively
      Total stockholders' equity                31,555,135       19,556,842
      Total liabilities & stockholders'        $60,451,488      $37,822,718
equity


                         See accompanying notes

                            SSE TELECOM, INC.
            CONSOLIDATED STATEMENTS of OPERATIONS (Unaudited)
  For The Three Months and Six Months Ended March 30, 1996 and April 1,
                                  1995

                                 Three Months Ended      Six Months Ended
                                 3/30/96     4/1/95        3/30/96    4/1/95

Revenue                    $12,930,954   $8,805,402  $21,950,296  $16,328,520

Cost of revenue              9,081,933    5,744,206   15,211,564   10,868,065

   Gross margin              3,849,021    3,061,196    6,738,732    5,460,455

Expense
   Research and development    933,824      791,338    1,620,629    1,391,068
   Marketing, general and
        administrative        1,964,089   1,369,185    3,344,608    2,600,845
   Amortization - intangibles    30,128       8,375       30,128       16,750
   Write off of acquired in-
process                       1,403,747          --    1,403,747         --
        R & D
   Acquisition-related asset
        writeown              1,104,579          --    1,104,579         --

Operating income (loss)      (1,587,346)    892,298     (764,959)  1,451,792


Net interest expense             94,508     119,791      137,436     183,086

Other (income) and expense      (43,234)     90,856      (22,108)    105,727

Income (loss) before income  (1,638,620)    681,651     (880,287)  1,162,979
taxes

Provision (benefit) for income (553,882)    204,000     (288,882)    348,000
taxes

Net income (loss)           $(1,084,738)   $477,651     $(591,405)  $814,979


Net income (loss) per share         $(.20)     $.09       $(.11)       $.15



Shares used in computing
primary net income (loss) per  5,429,510   5,532,435  5,377,653   5,533,116
share



                         See accompanying notes


                            SSE TELECOM, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
        For The Six Months Ended March 30, 1996 and April 1, 1995

Operating Activities:                           March 30,    April 1, 1995
                                                  1996

Net income (loss)                                $(591,405)       $814,979
Adjustments to reconcile net income (loss) to
net cash provided (used)by operating
activities:
    Depreciation and amortization                   506,645        306,758
    Acquisition related charges                   2,508,326             --
    Interest expense                                297,944             --
Changes in operating assets and liabilities:
    Accounts receivable                         (3,372,559)
                                                                 (594,715)
    Inventory                                   (2,360,736)      (321,818)
    Other current assets                          (647,670)       (56,043)
    Accounts payable                              1,138,158      (729,800)
    Accrued salaries and employee benefits            6,634        653,863
    Other accrued liabilities                       348,897        195,969
Net cash provided (used) by operating           (2,165,766)        269,193
activities

Investing Activities:
    Cash purchases of equipment                   (572,865)      (366,222)
    Purchases of short-term investments         (7,769,084)    (2,054,666)
    Sales of short-term investments              11,081,201            --
    Acquisition of net assets of Fairchild      (4,400,000)            --
Data
    Other assets                                     39,236      (228,843)
Net cash provided (used) by operating           (1,621,512)    (2,649,731)
activities

Financing Activities:
    Increase in short term debt                   1,030,000        300,000
    Proceeds from issuance of common stock              --          90,750
    Payments on notes payable                           --       (751,635)
    Treasury stock purchase                       (796,046)      (270,027)
    Payment of stockholders' notes                      --         135,000
receivable
    Other                                             5,750             --
Net cash provided (used) by financing               239,704      (495,912)
activities

Net (decrease) in cash and cash equivalents     (3,547,574)    (2,876,450)
Cash and cash equivalents beginning of            3,547,574      6,118,201
period
Cash and cash equivalents end of period                 --       3,241,751
Short term investments end of period              1,018,151      2,054,666

Non-cash transactions
Acquisition of net assets of Fairchild Data
by issuance of common stock and warrants         1,109,000              --

The Notes are an integral part of these statements


                         See accompanying notes
                            SSE TELECOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The financial information contained herein has been prepared by the Company without audit except for information as of September 30, 1995 which has been audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

On January 28, 1996 the Company acquired Fairchild Data in a transaction accounted for as an asset purchase. Results of operations of Fairchild Data from January 29, 1996 to March 30, 1996 have been included in the Company's results of operations, and in the balance sheet as of March 30, 1996. The Company issued 100,000 shares of common stock, $4.4 million in cash, and warrants to purchase 50,000 shares of common stock in exchange for net assets of Fairchild Data at January 28, 1996.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 annual report on Form 10-K, and the Company's reports on Form 8-K and 8-K/A, dated February 7, 1996 and April 11, 1996, respectively. The results of operations for the period ended March 30, 1996 are not necessarily indicative of the operating results for the full year.

2.  INVENTORY

Inventory consists of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or realizable current value. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At March 30, 1996 and September 30, 1995, inventory consisted of:

          ($000's)                   March 30, 1996    September 30, 1995
                                        (unaudited)
          Manufacturing        raw           $6,696           $3,727
          materials
          Work-in-process                     3,631            1,784
          Finished Goods                        858              582
                   Total                    $11,185           $6,093

3.  COMMITMENTS, NOTES PAYABLE AND LONG TERM DEBT

The Company leases office and manufacturing space, for its SSE Technologies subsidiary, under leases that expire in June 2001. The terms of the leases provide for periodic escalation in rent payments that have been expensed on a straight line basis over the term of the lease. The Fairchild Data subsidiary leases office and manufacturing space under a lease that expires in January 1998. The Company also leases office space in Vienna, Virginia, and Singapore. The Virginia lease expires in October 1996, while the Singapore lease expires in June 1997. The Company leases equipment under leases expiring in various amounts through 1997. The Company also has short term lease agreements related to office and manufacturing equipment.

Pursuant to its existing agreement with Media4, Inc., the Company purchased $100,000 of 7% convertible debentures of Media4 Inc. on February 1, 1996, and has a commitment to purchase an additional $100,000 convertible debentures. Based upon the progress of Media4, relative to product and market development, management anticipates the purchase of additional debentures in fiscal year 1996.

The Company maintains a secured operating line of credit with a national bank. On March 30, 1996 the maximum available under the line of credit was approximately $3.2 million of which the Company utilized $1.0 million. Amounts borrowed under the line are subject to interest equal to prime rate plus .375%. The Company has negotiated a new operating line of credit facility with the same bank of $5.0 million and a $2.0 million equipment line of credit facility through May 30, 1997, and December 31, 1996, respectively. The Company is subject to and in compliance with certain financial covenants and requirements.


4.  BUSINESS COMBINATIONS

On January 29, 1996, the Company completed the acquisition of the business of Fairchild Data Corporation ("Fairchild Data"), a subsidiary of The Fairchild Corporation, (NYSE:FA) via an asset purchase agreement. Accordingly, the results of operation of Fairchild Data are included in the financial statements from the date of acquisition.

The Company acquired substantially all the assets of Fairchild Data, subject to certain liabilities at a cost of approximately $5.5 million, consisting of approximately $4.4 million in cash, 100,000 shares of SSE Telecom common stock, and a warrant to acquire 50,000 shares of SSE
Telecom common stock. A portion of the cash purchase price of approximately $500,000 has not yet been paid and is subject to certain adjustments under the asset purchase agreement.

The cash portion of the purchase of Fairchild Data was partially financed with short-term bank financing under a separate loan agreement. The Company borrowed $2.0 million on January 29, 1996 and the note was retired on March 29, 1996 with the proceeds from the sale of the Company's short term investments.

The allocation of the purchase price, as of March 30, 1996, based upon independent valuation, is as follows:
                                         (000's)
Net tangible assets acquired             $3,368
In-process technology                     1,404
Developed Technology                        524
Other purchased assets- assembled
  workforce, trade name, distributor
  relationships                             213
                                         $5,509
                                        =======

The in-process technology was expensed in connection with the acquisition. After amortization of developed technology and other purchased assets the March ending intangible balance is $708,000.
Current balances and associated valuations for net tangible assets acquired were based upon initial negotiations and are subject to change based on final negotiations which are pending.

The Company issued to the Fairchild Corporation an additional 100,000 contingent shares of SSE Telecom common stock on January 29, 1996. Such shares are restricted as to transfer by Fairchild Corporation until the contingency is finalized. The additional stock may be recorded as a purchase price adjustment after twelve months based on the performance of Fairchild Data during that same period. This consideration has not yet been recorded and will not be until it is determined that the related contingency has been satisfied, and as such the actual purchase price may be adjusted. The shares are reflected as issued and outstanding as of March 30, 1996.

The following unaudited pro-forma information assumes the acquisition occurred at the beginning of the six months presented:

                                                        Year   to   date
                                                             (000's)
                                               March 30, 1996      April 1, 1995

Net        Sales                                    $26,233            $23,177
Net  Profit/(Loss)                                  $  (912)           $   828
Net  Profit/(Loss) per share                         $ (.17)           $   .15

The Company filed an 8-K, related to the asset purchase of Fairchild Data, on February 7, 1996, and a 8-K/A on April 11, 1996.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor" Statement: The statements contained in this management discussion and analysis which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, including, without limitations, demand and competition for the Company's services and products, and other risks or uncertainties detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

The following table sets forth consolidated results of operations and includes two months of Fairchild Data operations, for the quarter ended March 30, 1996, as compared to the quarter ended April 1, 1995, in which Fairchild Data was not included.


                          03/30/96  04/01/95

Revenue                  100%           100%
Gross margin              30%            35%

Research and development   7%             9%
Marketing, G&A expenses   15%            16%

Write off of acquired
asset in process R&D      11%             --
Acquisition-related
asset   write down         9%             --

Operating income (loss)  (12)%           10%
Net interest expense       1%             2%

Income(loss)before taxes (13)%            8%

Provision (benefit)for
   income taxes          (4)%             2%

Net income (loss)        (9)%             6%



The Company's revenues increased by 47% from $8,805,000 for the second quarter of fiscal year 1995 to $12,931,000 for second quarter of fiscal year 1996. The increase in revenue reflected a 16% sales gain at the Company's SSE Technologies subsidiary and sales of $2,688,000 at the Company's Fairchild Data subsidiary for February and March. For the six months ended March 30, 1996, revenue increased 34% to $21,950,000 from $16,329,000 for the same period last year.

Gross margin increased $788,000 or 26%, as a result of higher revenue; gross margin for the second quarter of fiscal 1996, was 30%, as compared to 35% in the second quarter of fiscal year 1995. The Company, in this year's second quarter, shipped an unusually high proportion of OEM equipment and lower margin products. In addition the Company has experienced some additional manufacturing costs related to the start up of its newest generation of satellite transceiver products. The Company commenced shipping production units of the transceivers (STAR), in the second quarter of 1996. For the first six months of fiscal 1996 the margin was 31% versus 33% for the same period in 1995. There can be no assurance that competitive pressures or other factors will not impact gross margins in the future.

The Company announced on May 9, 1996 that after tax income before non-recurring write-offs associated with the acquisition of Fairchild Data, increased 25% to $601,000, for the second quarter of fiscal 1996, from $478,000, for the second quarter of fiscal 1995.

Research and development expense for the second quarter of fiscal 1996 was $934,000, a $143,000 or 18% increase over the same period in fiscal 1995. As a percentage of revenue, research and development expense was 7% in second quarter of 1996 and 9% in the second quarter of fiscal 1995. Research and development expense increased $230,000 for the first six months from the same period a year ago. The Company expects to fund its research and development programs at a higher dollar amount and a higher percentage of revenue to support new product development. This is due to the additional development of high power C and Ku band STAR transceivers, as well new product introductions in the digital modem markets.

Marketing, general and administrative expenses increased $595,000 or 43% from second quarter of 1995. As a percentage of revenue, marketing, general and administrative expenses decreased from 16% in 1995 to 15% in 1996. For six months the expense was $3,345,000 as compared to $2,601,000 for the prior year.

In connection with the Fairchild Data acquisition, the Company recorded non-recurring write-offs in the fiscal 1996 second quarter totaling $2,509,000 before taxes. These one-time charges consisted of $1,404,000 related to the purchased in-process research and development at Fairchild Data, and $1,105,000 write down of duplicative assets at SSE Technologies as a result of the acquisition, including network software and several models of modems.

Net interest expense was $95,000 for the second quarter 1996 as compared to $120,000 in 1995. For the six months in fiscal 1996 net interest expense was $137,000 as compared to $183,000 in fiscal 1995. Other (income)/expense was $(43,000) in the second quarter of 1996 as compared to $91,000 other (income)/expense for the same period in 1995. For the six months ended March 30, 1996 other (income)/expense was $(22,000) in 1996, and $106,000 in 1995.

The benefit for income taxes in the second quarter of 1996 was $(554,000) as compared to a income tax provision of $204,000 in 1995. For the first six months of fiscal 1996 the benefit was $(289,000) as compared to a tax provision of $348,000 in 1995. The tax rate decreased from 35% in the first quarter of 1996 to 33% for the first six months of fiscal 1996. The decease in the provisional tax rate was due to lower expected income levels for 1996 as a result of the write down of assets and write off of in-process R&D due to the Company's acquisition of Fairchild Data in the March 1996 quarter.

The net loss was $(1,085,000) for the second quarter of fiscal 1996. The second quarter of 1995 net profit was $478,000. For the six months ended March 30, 1996 the net loss was $(591,000) as compared to a net profit of $815,000 for the same period in 1995.

The Company's total backlog at March 30, 1996 was $8,400,000 including $1,767,000 backlog at Fairchild Data, compared to backlog of $7,800,000 at December 30, 1995 and $7,000,000 at April 1, 1995. Backlog as of May 10, 1996 was approximately $10,800,000. The Company does not believe that backlog is necessarily indicative of future revenues. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparison of backlog difficult.


Liquidity and Capital Resources

Working capital decreased from $17.7 million on September 30, 1995 to $16.4 million on March 30, 1996. The decreases of $6.9 million in cash, cash equivalents, and short term investments were mainly attributable to the cash used to purchase the net assets of Fairchild Data.

Accounts receivable increased from $6,968,000 at September 30, 1995 to $12,176,000 at March 30, 1996, mainly attributable to increase in sales. During the same period inventory increased from $6,093,000 to $11,185,000 including $3,641,000 acquired from Fairchild Data.

Net fixed assets increased from $2,088,000 at September 30, 1995 to $2,634,000 at March 30, 1996.

Other long-term assets, primarily the market value of the Company's 912,717 shares of Echostar Communication Corporation (NASD: DISH), Class A common Stock increased $17.4 million. As of March 29, 1996, the last trading day of the quarter, the Echostar stock closed at $33.75 per share. This adjustment to the asset, net of deferred tax, is reflected as a separate component of stockholders' equity.

The increase in other accrued liabilities was due mainly to the increase in warranty accrual.

Short term debt increased $1,030,000 as the Company drew against its operating line of credit. Amounts borrowed under the line are subject to interest rate equal to prime plus .375%. The Company has re-negotiated a new operating line of credit facility of $5.0 million and $2.0 million equipment line of credit facility through May 30, 1997, and December 31, 1996, respectively.

Deferred tax liabilities increased $5,279,000. This increase was due to the deferred tax on the Company's holding of Echostar common stock.

In addition to the acquisition of the business of Fairchild Data, the Company may pursue additional strategic acquisitions and investments in the satellite communications and related markets that will complement and expand its current position. The Company believes it has the necessary capital resources available for such a program.

The Company's capital requirements could change in the event of factors such as lower than anticipated demand for the Company's products, unusual or unanticipated manufacturing or engineering costs, or unanticipated limitations on debt financing. If any of these or other events should occur, the Company could experience a need to raise additional capital.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

 Exhibit Number             Description              Sequential Page
                                                         Number

       11            Computation of Per Share            Page 14
                             Earnings
       27             Financial Data Schedule            Page 15

(b)  Reports on Form 8-K

        The Company filed the 8-K related to the asset purchase of Fairchild Data, on February 7, 1996, and a 8-K/A on April 11, 1996.
                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  May 14, 1996                    SSE TELECOM, INC.


                                        By: /s/ Frederick C. Toombs
                                                Frederick C. Toombs,
                                                President

                                        By: /s/ Daniel E. Moore
                                                Daniel E. Moore,
                                                Chief Financial Officer