Form 10-Q
period 1996-06-29
SSE TELECOM INC
filed 1996-08-14
CIK 808220

12



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

                  FOR THE QUARTER ENDED JUNE 29, 1996

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

                          Yes   X    No  ____

As of August 2, 1996, the following number of shares of each of the issuer's classes of common stock were outstanding:


                        Common Stock 5,584,546



                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
Page

Consolidated Balance Sheets as of June 29, 1996 and September 30, 1995
3

Consolidated Statements of Operations for the three months and nine months
ended June 29, 1996 and July 1, 1995                                  4

Consolidated Statements of Cash Flows for the nine months ended June
29,   5
1996 and July 1, 1995

Notes to Consolidated Financial Statements                           6-
7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results
of      8-10 Operations

PART II - OTHER INFORMATION

Item 6.
Exhibits and Reports on Form 8-K
11-14



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                           SSE TELECOM, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands)
Assets                                       June 29, 1996    September 30,
                                                                       1995
Current Assets                                  (Unaudited)

   Cash and cash equivalents                      $    781           $3,548
   Short-term investments                               --            4,350
   Accounts receivable, net of allowance            11,978            6,968
for
   doubtful accounts of $328 at June 29,
   1996, and $223 at September 30, 1995
   Inventory                                        11,739            6,093
   Other current assets                              1,561              915
      Total current assets                          26,059           21,874

Net property, equipment and leasehold                3,199            2,088
improvements
Long-term investments                               26,001           13,575
Intangible assets                                      659               --
Other assets                                           389              285
      Total assets                                  $56,30           $37,82
                                                         7                2

Liabilities and  Stockholders' Equity
Current Liabilities
   Accounts payable                                 $4,550           $2,772
   Short term debt                                   3,280               --
   Accrued salaries and employee benefits            1,900              771
   Other accrued liabilities                           645              679
      Total current liabilities                     10,375            4,222

Deferred tax liabilities                             8,058            4,618
Notes payable                                        9,881            9,426
Commitments and contingencies                           --               --

Stockholders' Equity

Common stock $.01 par value per share,                  60               55
 10,000,000 shares authorized; 5,746,306
 and 5,531,346 shares issued and
 outstanding at June 29, 1996 and
 September 30,1995, respectively.
Additional paid in capital                           8,040            6,745
Retained earnings                                    5,478            6,594
Net unrealized gain on available for sale
  investments                                       16,129            7,051
Treasury stock, at cost, 253,275 shares
and                                                 (1,714)           (889)
  143,275 shares at June 29, 1996, and
  September 30, 1995 respectively
      Total stockholders' equity                    27,993           19,556
      Total liabilities & stockholders' equity      $56,30           $37,82
                                                         7                2


          The Notes are an integral part of these statements
                           SSE TELECOM, INC.
           CONSOLIDATED STATEMENTS of OPERATIONS (Unaudited)
 For The Three Months and Nine Months Ended June 29, 1996 and July 1,
                                 1995
           (dollars in thousands, except earnings per share)

                                  Three Months Ended      Nine Months Ended
                                    6/29/96     7/1/95    6/29/96     7/1/95

Sales                              $12,606      $9,180    $34,557    $25,509
Cost of sales                        9,592       6,054     24,804     16,922
   Gross margin                      3,014       3,126      9,753      8,587

Expense
   Research and development          1,238         754      2,858      2,145
   Selling, general and
        administrative               2,243       1,476      5,588      4,077
   Amortization - intangibles           48           8         78         25
   Write-off of acquired in-
process                                 --          --      1,404         --
        R & D
   Acquisition-related asset
        write-off                       --          --      1,105         --

Operating income (loss)               (515)        888     (1,280)     2,340

Net interest expense                   139          63        278        246

Other (income) and expense              58          49         34        155

Income (loss) before income           (712)        776     (1,592)     1,939
taxes

Provision (benefit) for income        (214)        233       (503)       581
taxes

Net income (loss)                     $(498       $543     $(1,089     $1,358
                                          )                      )

Net income (loss) per share           $(.09       $.10       $(.20       $.2
                                          )                      )         4


Shares used in computing primary
net income (loss) per share       5,514,87    5,547,01    5,406,43    5,554,8
                                         9           7          1         70


          The Notes are an integral part of these statements


















                           SSE TELECOM, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
       For The Nine Months Ended June 29, 1996 and July 1, 1995
                        (dollars in thousands)
Operating Activities:                         June 29, 1996   July 1, 1995

Net income (loss)                               $   (1,089)       $  1,358
Adjustments to reconcile net income (loss) to
net cash provided (used)by operating
activities:
    Depreciation and amortization                       813            457
    Acquisition related charges                       2,509             --
    Interest expense                                    454             --
Changes in operating assets and liabilities:
    Accounts receivable                             (3,174)          (848)
    Inventory                                       (3,208)             75
    Other current assets                              (608)            (1)
    Accounts payable                                    303          (502)
    Accrued salaries and employee benefits              811             71
    Other accrued liabilities                         (720)            363
Net cash provided (used) by operating               (3,909)            973
activities

Investing Activities:
    Cash purchases of equipment                     (1,398)          (524)
    Purchases of short-term investments             (8,826)        (2,500)
    Sales of short-term investments                  13,145            --
    Acquisition of net assets of Fairchild          (4,400)            --
Data
    Other assets                                          3          (720)
Net cash provided (used) by operating               (1,476)        (3,744)
activities

Financing Activities:
    Increase/(decrease) in short term debt            3,280          (657)
    Proceeds from issuance of common stock              191            124
    Treasury stock purchase                           (825)          (270)
    Payment of stockholders' notes                      --             135
receivable
    Other                                              (28)             --
Net cash provided (used) by financing                 2,618          (668)
activities

Net (decrease) in cash and cash equivalents         (2,767)        (3,439)
Cash and cash equivalents beginning of                3,548          6,118
period
Cash and cash equivalents end of period                   $              $
                                                        781          2,679

Non-cash transactions
Acquisition of net assets of Fairchild Data
by issuance of common stock and warrants           $  1,109             --



          The Notes are an integral part of these statements


                           SSE TELECOM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of
SSE  Telecom,  Inc.  and  its wholly owned subsidiaries.   Intercompany
accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 annual report on Form 10-K. The results of operations for the period ended June 29, 1996 are not necessarily indicative of the operating results for the full year.

2.  INVENTORY

Inventory consists of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or realizable current value. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At June 29, 1996 and September 30, 1995, inventory consisted of:

          ($000's)                    June 29, 1996    September 30,
                                        (unaudited)             1995
          Manufacturing        raw           $7,443           $3,727
          materials
          Work-in-process                     4,143            1,784
          Finished Goods                        153              582
                   Total                     $11,73            $6,09
                                                  9                3


3.  COMMITMENTS, NOTES PAYABLE, AND LONG TERM DEBT

The Company leases office and manufacturing space, for its operations, under leases that expire from October 1996 to June 2001. The terms of the leases provide for periodic escalation in rent payments that have been expensed on a straight line basis over the term of the lease. The Company also has short term lease agreements related to office and manufacturing equipment.

The Company maintains a secured operating line of credit with a national bank. The Company's lines of credit require the Company to meet certain financial covenants, including minimum tangible net worth, minimum debt coverage ratios, and profitability requirements. As of June 29, 1996, the Company was not in compliance with certain of these covenants. The Company has obtained a waiver for these covenants.





Under an agreement with Echostar Communications Corporation ("Echostar"), the Company sold to Echostar $8.8 million of the Company's 6.5% seven-year convertible subordinated debentures in fiscal year 1994. The debentures are convertible into the Company's common stock at $12.00 per share. Interest expense has been accrued with payment deferred until March 1997. The accrued interest balance was $1.1 million at June 29, 1996.

4. NET INCOME (LOSS) PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period (using the treasury stock method). Net loss per share is computed using only the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded in the calculation of the net loss per share because their effect would be anti-dilutive.

5.  BUSINESS COMBINATIONS

On January 29, 1996, the Company completed the acquisition of the business of Fairchild Data Corporation ("Fairchild Data"), a subsidiary of The Fairchild Corporation, (NYSE:FA) via an asset purchase agreement. Accordingly, the results of operation of Fairchild Data are included in the financial statements from the date of acquisition.

The transaction is summarized in the Company's 8-K and 8-K/A filed February 7, 1996 and April 11, 1996, respectively. A portion of the cash purchase price has not yet been paid to The Fairchild Corporation.

The Company issued to the Fairchild Corporation 200,000 shares of SSE Telecom common stock on January 29, 1996, 100,000 of which were contingently issued and placed in escrow. These contingent shares will be issued to The Fairchild Corporation only upon Fairchild Data achieving certain performance requirements. The additional stock may be recorded as a purchase price adjustment after twelve months based on the performance of Fairchild Data during that same period. This consideration has not yet been recorded and will not be until it is determined that the related contingency has been satisfied, and as such the actual purchase price may be adjusted. The shares are reflected as issued and outstanding as of June 29, 1996.

6. SUBSEQUENT EVENTS

On July 25, 1996 the Company announced that it had agreed in principle to sell 525,000 shares of its common stock to Alcatel Telspace, S.A., a unit of Alcatel Telecom, at a price of $12.57 per share, for a total of $6.6 million. In connection with this transaction, Alcatel Telspace also would purchase an additional 100,000 SSE common shares for $12.28 per share from certain members of the Company's senior management.
Upon closing, Alcatel Telspace would own approximately 10% of SSE's outstanding common stock. The closing is subject to completion of definitive agreements and is expected to occur by the end of September 1996.




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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items expressed as a percentage of the Company's total sales.

                                  Three months ended       Nine months
ended
                          6/29/96    7/01/95   6/29/96   7/01/95

Sales                       100%       100%     100%      100%
Gross margin                24%        34%       28%       34%
Research and development    10%         8%        8%        8%
Selling, G&A expenses       18%        16%       16%       16%
Write-off of acquired
asset
   in-process R & D                               4%
Acquisition-related
asset
   write-offs                                     4%
Operating income (loss)     (4)%       10%       (4)%      10%
Net interest expense         2%         1%        1%        2%
Income(loss)before taxes    (6)%        9%       (5)%       8%
Provision (benefit)for
   income taxes             (2)%        3%       (2)%       3%
Net income (loss)           (4)%        6%       (3)%       5%


Sales increased 37% to $12.6 million for the third quarter ending June 29, 1996 when compared to the corresponding period of fiscal 1995. The increase in sales is mainly attributable to digital modems sales from the consolidation of Fairchild Data. For the first nine months of fiscal 1996, sales increased 35% to $34.6 million from $25.5 million for the same period last year.

Gross margin as a percentage of sales decreased from 34% in the third quarter of fiscal 1995 to 24% in the comparable quarter in fiscal 1996. In the third quarter of fiscal 1996 higher costs and manufacturing inefficiencies associated with the ramp-up of production of its newest generation of the Company's transceivers contributed to the lower gross margin. In addition the Company experienced price pressure for certain of its products. There can be no assurance that competitive pressures or other factors will not impact negatively gross margins in the future. For the first nine months of fiscal 1996, gross margin was 28% compared to 34% for the same period of fiscal 1995.

Research and development expenses were $1.2 million for the third quarter of fiscal 1996, a $0.5 million or 64% increase over the same period in fiscal 1995. As a percentage of sales, research and development expense was 10% in third quarter of 1996 and 8% in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, research and development expense was $2.9 million compared to $2.1 million in the same period last fiscal year. The Company has funded and expects to fund its research and development programs at a higher dollar amount in support of the development of high power C and Ku band STAR transceivers, and in development of additional advanced digital modem products. However, research and development expense may vary as a percentage of sales.

Selling, general and administrative expenses in the third quarter of fiscal 1996 were $2.2 million compared to $1.5 million for the similar period of fiscal 1995. For the first nine months of fiscal 1996, selling, general and administrative expenses were $5.6 million compared to $4.1 million in the first nine months of fiscal 1995. The increases were primarily the result of continued investment in customer service personnel, as well as increased advertising and promotion of new products. As a percentage of sales, these expenses increased in the third quarter of fiscal 1996 to 18% from 16% in similar period in fiscal 1995. On a nine month basis, the percentage remained at a 16% of sales for fiscal 1995 and fiscal 1996.

Net interest expense in the third quarter of fiscal 1996 was $139,000 compared to $63,000 in the similar period of fiscal 1995. While the Company did have the full effect of the Echostar debenture outstanding in both fiscal 1996 and 1995, during the three months ended June 29, 1996 the Company borrowed against its operating line of credit, whereas during the same period in fiscal 1995 the Company had reduced the line outstanding. For the first nine months of fiscal 1996, net interest expense was $278,000 as compared to $246,000 in the same period of fiscal 1995.

The Company recorded a tax benefit of $214,000 in the third quarter of fiscal 1996 compared to a tax provision of $233,000 in the similar period in fiscal 1995. For the first nine months of fiscal 1996, the Company booked a tax benefit of $503,000 compared to a tax provision of $581,000 in the similar period of fiscal 1995. The effective tax benefit rate was 32% for the first nine months of fiscal 1996 as compared to 30% tax provision rate in the same period of fiscal 1995.



Liquidity and Capital Resources

At June 29, 1996, the Company had working capital of $15.7 million, including cash, cash equivalents, and short-term investments of $0.8 million, compared to working capital of $17.7 million on September 30, 1995, including cash, cash equivalents, and short-term investments of $7.9 million. Net cash used in operating activities was $3.9 million for the nine months ended June 29, 1996. Cash flow from operations was negative due to the operating loss, the working capital required to fund the increase in accounts receivable from higher sales levels, and increases in inventory to support new product introductions.

Net fixed assets increased from $2.1 million at September 30, 1995 to $3.2 million at June 29, 1996. The Company acquired $.4 million in fixed assets in conjunction with the Fairchild Data acquisition, and has purchased $.7 million of capital consisting of production equipment, R&D equipment, computer hardware and software, and leasehold improvements.

Other long-term assets, primarily the market value of the Company's 912,717 shares of Echostar Communication Corporation (NASDAQ: DISH), Class A common stock, increased $12.6 million from September 30, 1995. As of June 28, 1996, the last trading day of the quarter, Echostar stock closed at $28.25 per share. This adjustment to the asset, net of deferred tax, is reflected as a separate component of stockholders' equity.

For the nine month period ending June 29, 1996, the Company used cash of $0.9 million to acquire an aggregate of 110,000 shares of the Company's common stock under its stock repurchase program.

At June 29, 1996, the Company's principle sources of liquidity consisted of $0.8 million in cash and cash equivalents, and the bank lines of credit of $5.0 million for operations and $2.0 million for capital equipment. $3.3 million of the operating line and none of the capital equipment line was outstanding at June 29, 1996. These facilities expire May 30, 1997, and December 31, 1996, respectively. The lines of credit require the Company to meet certain financial covenants, including minimum tangible net worth, minimum debt coverage ratios, and profitability requirements. As of June 29, 1996, the
Company was not in compliance with certain of these covenants. The Company has obtained a waiver for these covenants.

The Company believes that its current cash position, funds from operations, funds available from its equity investment in Echostar common stock, and funds from its credit facilities will be adequate to meet its requirements for working capital, capital expenditures, debt service, and external investments for the foreseeable future. The Company's capital requirements could change in the event of factors such as lower than anticipated demand for the Company's products, unusual or unanticipated manufacturing or engineering costs, or unanticipated limitations on debt financing. If any of these or other events should occur, the Company could experience a need to raise additional capital.



PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

 Exhibit Number             Description              Sequential Page
                                                         Number

       11         Computation   of   per    share        Page 13
                  earnings
       27             Financial Data Schedule            Page 14

(b)  Reports on Form 8-K

      The Company filed a report 8-K/A related to the asset purchase of Fairchild Data, on April 11, 1996.
                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 13, 1996                 SSE TELECOM, INC.


                                        By: /s/ Frederick C. Toombs
                                                Frederick C. Toombs,
                                                President

                                        By: /s/ Daniel E. Moore
                                                Daniel E. Moore,
                                                Chief Financial Officer