Form 10-K
period 1996-09-28
SSE TELECOM INC
filed 1996-12-24
CIK 808220

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal year ended September 28, 1996

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

                              Yes   X    No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X]

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 13, 1996 as reported on the Nasdaq National Market, was approximately $28,870,205. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                           Voting shares outstanding
                              at December 13, 1996
                                   5,911,671

                                     PART I

ITEM 1.   BUSINESS

SSE Telecom, Inc.'s ("SSE Telecom") principal business is the manufacture and sale of satellite telecommunication equipment through its wholly owned subsidiaries, SSE Technologies Inc. ("SSE Technologies"), and SSE Datacom Inc. ("SSE Data"). On January 29, 1996 the Company, through SSE Data, completed the acquisition of Fairchild Data Corporation ("Fairchild Data") via an asset purchase agreement.

The Company designs, manufactures and markets satellite communications products and systems for the transmission of voice, data, fax and video. The Company's strategic business focus is to grow the business of SSE Telecom by meeting the needs of customers in the satellite communications marketplace. The Company is a customer and market oriented firm with an installed base of over 30,000 transceivers or modems in satellite earth stations located in over 100 different countries. The Company sells its products directly to international telecommunication system integrators as well as to certain sophisticated end users.

The executive offices of the Company are in the Washington D.C. metropolitan area at Suite 710, 8230 Leesburg Pike, Vienna, Virginia 22182. The operations of SSE Technologies and the administrative offices of the Company are headquartered in Fremont, California . The SSE Data operations are located in Scottsdale, Arizona.

SATELLITE COMMUNICATION INDUSTRY OVERVIEW

Growing international demand for telecommunications capacity, technical innovation and deregulation trends continue to contribute to the substantial growth in the world-wide satellite communications market. The growth is fueled by users requirements for information, particularly in developing countries. Satellite communication systems are often a preferred medium for communications over a large geographic area and have specific advantages over traditional terrestrial networks in many applications. The industry is driven by a high launch rate of geostationary communications satellites for international applications.

The Company is a participant in a very competitive market, often with certain competitors being customers as well. Substantial users of the Company's products include international telecommunication systems integrators and service providers, private communication networks and foreign and domestic government agencies. Major application trends in business networks, government usage, training and distance learning continue to fuel demand for earth station equipment. Broadcast television also contributes to demand particularly in some regions of the world. Continued requirements for telephone circuits internationally drive the demand particularly in the market segments addressed by the Company. Satellite systems are very well suited for quick installation of telephonic service in remote geographic regions and interface well with other transmission media.

The total satellite communications market is generally segmented into earth station and components submarkets. The earth station market is further divided into large, medium, small, very small aperture terminal (VSAT), and mobile segments. Generally speaking, these segments are based on the type of application and the size of antenna that is employed in that application. The Company's primary product focus is on the small earth station segment and the VSAT segment of the market. A satellite earth station system generally consists of three primary components (1) transceivers (2) modems and (3) antennas.

PRODUCTS

The Company manufactures and sells two of the three key components in the small aperture terminal earth station market, transceivers and modems. These products are complex assemblies of devices and components designed to perform multiple circuit functions in a single package. The Company's products, particularly transceivers, have a significant engineering content and require skilled technical labor for assembly and test. In addition to selling separate components, SSE Technologies designs and markets a full range of integrated satellite hardware, including rack-mounted converters. SSE Technologies also selectively provides systems integration services to certain sophisticated end users of satellite earth station products.

Transceivers

Transceivers manufactured by the Company contain microwave downconverters, upconverters, frequency synthesizers and power amplifiers. SSE Technologies designs and manufactures all of these individual subassemblies of the transceiver. The transceivers are designed for worldwide use in satellite earth stations such as those using standards set by Intelsat and Eutelsat. SSE Technologies manufactures a variety of transceivers at X, C and Ku-Band frequencies. Most of these products are standard elements of communications systems and, as such, are competitively priced. Transceiver options support many different types of specific applications and, therefore, prices may vary over a wide range. Specific power and frequency requirements may be adjusted to individual customer requirements. Management believes its products have features and performance characteristics in frequency and power options that offer advantages above those of competitors.

Rackmount converters

SSE Technologies also offers a line of rack-mounted up/downconverters operating in the C, X and Ku-bands, as well as its Tri-band converters which operate in all three frequency bands. The Tri-band converters can be installed in a variety of transportable containers, mobile shelters or fixed locations, and can operate with various antenna configurations at various power levels.

Modems

With the 1996 acquisition of the business of Fairchild Data, a leading digital satellite modem manufacturer, the Company has further strengthened its position in the satellite communication industry. The products manufactured by SSE Data include a broad range of modems from a low cost low data rate closed network modem to a fully featured IBS/IDR high speed modem. In addition to satellite and microwave modems, SSE Data manufactures a satellite network monitor and control system product.

SALES, MARKETING AND CUSTOMER SUPPORT

The Company has two primary competitive advantages that it seeks to capitalize upon, its installed customer base and customer relationships, and the breadth and depth of its product groups. The Company offers over 20 different products including, STAR satellite radios, modems, rack converters, and T- Series. The Company is focused on three primary product areas: (1) radio frequency ("RF") products which includes C and Ku-band transceivers and converters, (2) digital products, primarily satellite modems, and (3) system product offerings for Federal government applications. In addition, the Company intends to release in 1997 a line of integrated products which includes Starlink, a satellite modem/radio, and Mediastream, a multimedia network product that delivers compressed digital video, audio, computer software, and textural data via satellite to personal computers. The Company directs its marketing activities and programs toward international systems integrators of telecommunications equipment and to direct relationships with certain substantial international companies or government agencies who provide their own systems installations. The Company markets and supports its products through a distribution system comprised of a direct sales force, supplemented in international markets by independent sales representatives. Sales promotion is accomplished by direct mail, participation in domestic and international trade shows, advertising in industry and trade publications, and telemarketing.

The Company provides a full range of technical support, training and repair services for its products. In addition, customers receive direct support from customer service representatives throughout the order entry, manufacturing and delivery scheduling processes to ensure that customer equipment specifications and scheduling needs are addressed. Warranty and repair service is administered by the same representatives; this enhances the continuity of customer support. Creating and maintaining long-term customer relationships has been a cornerstone of the Company's overall strategy. Active and energetic sales and support contacts ensure that the Company remains aware of the changing needs and concerns of the customers. This translates into feedback to the product improvement and development processes providing a direct link between market demands and Company products. Support services are provided to the customers by Field Engineers, Customer Service Representatives, System Engineers and Sales Support personnel. Through this base of dedicated support personnel the customer can extend access to virtually all of the expertise available in the Company. Most support services are provided through direct contact via telephone and fax; technical and training support is also provided in the field at customer sites when appropriate. Customers may also receive training at the Company facilities. Technical and service support is now offered directly by personnel based in Europe and Thailand which ensures that the majority of the Company's worldwide customers can contact a representative during business hours.

The rapidly evolving international markets continue to be an important source of revenue for the Company. The Company has an installed base of products in over 100 countries. Direct export revenues accounted for 56% of the Company's revenues in 1996, 48% of the Company's revenues in 1995 and 45% of the Company's revenues in 1994. No individual geographic region represented a significant portion of revenues. In 1996, one company, Nortel Dasa, accounted for 13% of total revenues. Approximately 400 customers ordered products from the Company during fiscal 1996.

MANUFACTURING

The Company manufactures its products in two locations; Fremont, California and Scottsdale, Arizona.

The Fremont manufacturing facility produces microwave transceivers, C and Ku-band solid state amplifiers and converters while the Scottsdale facility manufactures satellite modems. The Fremont facility was re-certified as an ISO 9001 compliant company in 1996; the Scottsdale facility is undergoing its ISO 9001 certification process in December, 1996.
















The primary manufacturing focus during 1996 was on the introduction of the STAR transceivers. STAR is the latest design in a series of advanced satellite transceiver products, utilizing Monolithic Microwave Integrated Circuit (MMIC)
technology.   STAR shipments commenced in Q3 and approximately 400 units were shipped using a new process, demand flow technology. Under this new process, the production line was reorganized in self directed product line teams that include the direct labor force, and its management and supporting groups (Quality, Production Control, Manufacturing, Engineering). Several quality improvement teams have been established in order to improve the whole infrastructure and to position the Company for growth with particular emphasis on product quality, including increased supplier qualification, automatic testing and increased burn-in at all levels of production.

COMPETITION

The overall market for the products and services which the Company provides is highly competitive. There are a dozen or more other firms which compete with the Company with one or more competitive product offering, although none of these competitors dominate the industry. Certain of the Company's competitors have greater financial and personnel resources. This competition has caused the Company to lower its average selling price on some of its base business.
Of the Company's aggregate transceiver product sales, units shipped increased by 33% from fiscal year 1995 to fiscal year 1996, while revenues from these radios increased only 25%. To the extent that the Company's products are not proprietary or patentable, they may be subject to duplication and exploitation by its competition. The Company has several principal competitors, each of whom produce some products which are similar to the type produced by the Company. The Company believes that no single competitor offers the diversity or depth of the RF products, notably transceivers, that are manufactured by SSE Technologies.

Management believes competition in the industry is principally based upon price, performance, and support. However, in most cases with significant customers, technical expertise, the ability to deliver product on a timely basis and the quality of the product and services provided over a sustained period of time are key competitive factors.

Management believes that it has a significant current share of the point to point segment (for example, two way rural telephony) of the satellite earth station marketplace, via its complete transceiver and modem product lines.

Companies competing in the satellite communications market today are generally affected by three primary influences:
         1. Increasing emphasis on smaller earth station applications, due to compression technology.
         2.  Increased price competition, from many small new entrants.
         3.  Pressure to provide full services and solutions to customers.

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

RESEARCH AND DEVELOPMENT AND SUSTAINING ENGINEERING

The Research and Development group supports all aspects of the product life cycle; new product development, adding or enhancing features on existing products, and sustaining engineering on mature products. The Company has added several new RF products as a result of its fiscal year 1996 developments which includes the completion of most of its STAR related product line. In addition, SSE Telecom has undertaken an aggressive modem development schedule in order to release new modem products in 1997. The Company now has a wide variety of products in its product family as a result of the investment made in research and development. The organization of the research and development group mirrors the manufacturing responsibilities of modems in Scottsdale and transceivers, solid state amplifiers and converters in Fremont. The product development process has been revamped to enhance discipline and concurrent engineering and a more structured planning process within all functions. Research and development expenses were approximately $4.2 million or 9% of sales during fiscal 1996, $3.0 million in fiscal 1995, and $2.5 million in fiscal 1994. The increase in research and development expenditures principally relates to (1) the Company's continued development of advanced digital modem products (2) increased integrated system products and content and (3) completion of STAR development. The Company plans to continue its commitment to research and development in fiscal 1997. Research and development expenses may increase in absolute dollars in future periods, and may vary as percentage of sales. Concurrent with the purchase by Alcatel Telspace, S.A. ("Alcatel Telspace") of a stock interest in the Company, Alcatel Telspace and the Company entered into an agreement by which the Company and Alcatel Telspace may jointly development certain products which have been identified, and which will continue to be identified, as complementary to the available products of the Company.

PERSONNEL

As of September 28, 1996, the Company employed a total of 226 persons. The Company's employees are not represented by a labor organization nor is the Company party to any collective bargaining agreement. The Company has never experienced an employee strike or work stoppage. The Company considers its relations with its employees to be good. The human resource responsibilities are administered at both the Fremont and Scottsdale facilities.
















BACKLOG

SSE Telecom, Inc. had a backlog of firm orders of $8,872,000 at September 28, 1996, and management expects all of the orders to be delivered within fiscal 1997. The current backlog compares to a backlog of $7,600,000 at September 30, 1995, and $6,100,000 at October 1, 1994. The backlog is generally
representative of the historical product and customer mix.   Backlog as of
December 13, 1996 was approximately $10,537,000.

The Company does not believe that backlog is necessarily indicative of future revenue, due to various uncertainties. Timing differences from year to year as to the receipt of large orders and changes in factory production make meaningful year to year comparisons of backlog difficult.

FOREIGN CURRENCY

All contracts with foreign customers are negotiated in United States dollars.

ITEM 2.   PROPERTIES

SSE Technologies is located at 47823 Westinghouse Drive, Fremont, California 94539. The Fremont facility consists of 37,000 square feet under leases
expiring in June 2001.   SSE Data is located at 350 N. Hayden Road, Scottsdale,
Arizona 85257, with 46,000 square feet under sublease, expiring in January 1998. The Company maintains its executive offices and regional sales support functions at its 4,000 square foot office in the Washington, D. C. metropolitan area under a lease expiring in October 1999.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any litigation and is not aware of any threatened litigation which would have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

                COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company has one series of common stock, $.01 par value common stock, the holders of which have full voting rights. At December 13, 1996, there were approximately 165 holders of record of the Company's common stock. This number is based upon the number of stockholders of record as reported by the American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

The Company's common stock is listed on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the trading symbol "SSET" and is listed in the Wall Street Journal and in other newspapers. The following table sets forth representative high and low closing prices in the NASDAQ system for the specified periods. At December 13, 1996, the closing bid and ask for the Company's common stock as quoted on NASDAQ were 8 1/8 and 8 1/8, respectively.



1996                                                        High             Low

First Quarter                                         $     10 1/4        $  6 7/8
Second Quarter                                              11 1/8           8 1/2
Third Quarter                                               14 7/8           9 1/8
Fourth Quarter                                              11 1/8           8 3/8


1995                                                        High             Low

First Quarter                                         $     6 5/8       $    6 1/4
Second Quarter                                              7 3/8            7 1/8
Third Quarter                                               8 7/8            8 1/4
Fourth Quarter                                              8 3/8            7 3/4

The Company follows the policy of reinvesting all earnings to finance expansion of its business. No change in this policy is contemplated in the foreseeable future. The board of directors has not declared dividends in the last five years and does not have present plans to declare dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


(dollars and shares in thousands except for per share data)
Years ended September

    SUMMARY OF OPERATIONS                            1996         1995            1994           1993           1992
----------------------------------------------------------------------------------------------------------------------
    REVENUE                                      $  46,220     $ 33,569        $ 30,173       $ 29,321      $  23,355
      Cost of revenues                              33,697       22,952          19,997         19,041         16,371
----------------------------------------------------------------------------------------------------------------------
    GROSS MARGIN                                    12,523       10,617          10,176         10,280          6,984

      Research and development                       4,179        2,958           2,543          2,201          1,938
      Marketing, general and administrative          7,721        5,829           4,733          4,513          3,291
      Write-off of acquired in-process R&D           1,404           --              --             --             --
      Acquisition - related asset writedown          1,105           --              --             --             --
----------------------------------------------------------------------------------------------------------------------
    OPERATING (LOSS) INCOME                         (1,886)       1,830           2,900          3,566          1,755
      Net (Gain) on sale of investments             (2,584)          --          (1,227)            --             --
      Net interest expense                             479          223             147             --             --
      Other expense                                     --           94             586            579            570
----------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE TAXES                               219        1,513           3,394          2,987          1,185
      Provision for income taxes                        88          414           1,224          1,078            427
----------------------------------------------------------------------------------------------------------------------
    NET INCOME                                    $    131     $  1,099        $  2,170       $  1,909      $     758
      Earnings per share:
        Primary                                   $   0.02     $   0.20        $   0.40       $   0.37      $    0.15
      Cash dividends paid                         $     --     $     --        $     --       $     --      $      --
----------------------------------------------------------------------------------------------------------------------
     Primary number of shares outstanding            5,595        5,587           5,467          5,113          4,927
----------------------------------------------------------------------------------------------------------------------
     Balance Sheet:
      Total current assets                         $27,620     $ 21,874        $ 21,652       $ 10,680      $   9,103
      Total assets                                  55,263       37,823          25,034         13,310         11,626
      Total current liabilities                     10,894        4,222           3,890          4,871          5,904
      Total long-term liabilities                   13,081       14,044           9,781            854            973
      Stockholders' equity                          31,288       19,557          11,363          7,585          4,749


    The table above sets forth selected consolidated financial data of SSE
     Telecom, Inc. and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW.

Fiscal year 1996 marked a year of significant change and accomplishment for SSE Telecom. The Company's financial results were impacted by some of these significant changes and the profitability from operations was disappointing as a result.

On January 28, 1996, the Company acquired the business and assets of Fairchild Data, a leading manufacturer of satellite modems and related earth station products. This acquisition is consistent with the Company's strategy to leverage its satellite transceiver capabilities to other earth station equipment and to position itself as a significant satellite earth station equipment provider. The business of Fairchild Data was continued as a new wholly owned subsidiary of the Company, SSE Data, and the results of the operations of SSE Data are included for eight months of fiscal 1996.

The acquisition consideration consisted of $4.4 million of cash, 100,000 shares of the Company's common stock, and warrants to purchase 50,000 shares of the Company's common stock. An additional 100,000 shares may be issued based upon SSE Data operating results for the 1996 calendar year.

The Fairchild Data acquisition was accounted for as an asset purchase, and accordingly, the results of operations of SSE Data are included in the fiscal 1996 financial statements from the date of acquisition. In connection with the acquisition, in the March 1996 quarter, the Company recorded one-time charges consisting of $1.4 million related to the purchased in-process research and development of Fairchild Data, and $1.1 million for the write off of duplicative assets at SSE Technologies, including network software and several models of modem products. These non-recurring charges substantially impacted the Company's financial results for the fiscal year.

On September 6, 1996, Alcatel Telspace, S.A.("Alcatel Telspace"), a unit of Alcatel Telecom, acquired a 10% equity interest in the Company. The Company received proceeds of $6.7 million in exchange for 525,000 shares of common stock issued to Alcatel Telspace. In a related transaction, the two companies also entered into agreements to jointly develop certain satellite communications equipment which will further expand the product portfolio of the Company. Alcatel Telspace, a customer of the Company, is a major international satellite systems provider of satellite earth stations.

During the fiscal year the Company repurchased approximately 364,000 shares of its own stock at various times and prices in the market. The average price of treasury stock acquired in fiscal year 1996 was $9.27 per share. In connection with the Company's sale of stock to Alcatel Telspace in September, the Company sold 450,000 treasury shares which had been repurchased by the Company under its stock repurchase program.

The Company's operating profitability was significantly impacted in the last two quarters of 1996, primarily as a result of the introduction of a new generation of satellite transceiver products to the marketplace. The product introduction took longer and was more costly than had been planned. Competitive pricing pressure, higher costs and manufacturing inefficiencies associated with this product transition from the prior generation of transceiver products to the Company's new STAR transceivers continued to negatively impact gross margins. The transition to full commercial production is expected to be completed in 1997.

Total backlog was $8.9 million, $7.6 million and $6.1 million at the end of fiscal years 1996, 1995 and 1994, respectively, representing an increase of
17.1% for 1996 and an increase of 24.6% for 1995.   Of the $8.9 million
backlog at September 28, 1996, $1.3 million is attributable to the backlog of SSE Data.

RESULTS OF OPERATION

REVENUE Sales were $46.2 million for fiscal 1996 as compared to $33.6 million in fiscal 1995 and $30.2 million in fiscal 1994, representing year-to-year increases of 37.7% in 1996 and 11.3% in 1995. The growth in fiscal 1996 was attributable to the inclusion of digital modem product lines acquired from Fairchild Data as well as increased sales of the Company's transceiver products. SSE Data sales were $8 million in fiscal 1996. This growth reflects the continuing worldwide requirements for satellite products in the expanding satellite telecommunications markets. The increase in fiscal 1995 was mainly attributable to the new Tri-band rack-mounted converter product and sales increase in the European market.




















GROSS MARGIN Gross margin was $12.5 million or 27.1% of sales in fiscal 1996, compared to $10.6 million or 31.6% and $10.2 million or 33.7% of sales in fiscal 1995 and fiscal 1994, respectively. The gross margin dollar increase was due to higher worldwide unit volume each year. The gross margin percentage decline in fiscal 1996 was caused by several factors: competitive price reductions, product mix shifts toward lower power transceiver models that carry lower margins and the significantly higher manufacturing startup costs associated with the new STAR line of transceivers. The decline in fiscal 1995 was primarily from competitive pricing pressure, lower than anticipated sales due to material shortages and higher material costs associated with the modular product line. The Company expects the gross margin percentage to remain at fiscal 1996 levels during the first half of fiscal 1997 and to improve during the second half when the STAR series of transceivers are in full production. However, there can be no assurance that competitive pressure on average selling prices will not reduce gross margin in the future, that the product mix will continue at its current levels, or that full manufacturing efficiencies will be achieved upon reaching full production levels.

OPERATING EXPENSES Research and development spending grew by 41.3% to $4.2 million in fiscal 1996, from $3.0 million in fiscal 1995, and from $2.5 million in fiscal 1994. Research and development expenses as a percentage of sales were 9.0%, 8.8% and 8.4% in fiscal 1996, 1995 and 1994, respectively. The increase in research and development expense relates to the Company's continued development of advanced digital modem products, increased system content in various products and the development of the STAR product line. The Company plans to continue its commitment to research and development in fiscal 1997 and to jointly develop innovative products with Alcatel Telspace. Research and development expenses may increase in absolute dollars in future periods, and may vary as a percentage of sales.

Marketing, general and administrative expenses were $7.7 million or 16.7% of sales in fiscal 1996, compared to $5.8 million or 17.4% of sales in fiscal 1995, and $4.7 million or 15.7% of sales in fiscal 1994. The increase in expense in both fiscal 1996 and fiscal 1995, as compared with the prior fiscal year, was primarily related to the increased costs associated with large sales and sales support staffs, commission expenses resulting from higher sales levels, and sales and marketing programs to launch new products and to enter into new markets worldwide. The Company's investment in its marketing, general and administrative functions may vary as a percentage of sales in the future.

GAIN ON SALES OF INVESTMENTS During the fourth quarter of fiscal 1996, the Company sold 110,000 shares of its total 912,717 shares of Echostar Communication Corporation ("Echostar") common stock . The Echostar stock was acquired in December 1994 in exchange for the Company's 91.2% interest in Directsat Corporation, a direct broadcast satellite licensee. The Company realized a gain of approximately $2.8 million, net of commission and transaction expenses, on the sale of the 110,000 shares of Echostar. In the fourth quarter of 1996 the Company incurred a charge of $208,000 related to the issuance to Echostar of warrants to purchase 60,000 shares of the Company's common stock at $12.00 per share. The warrants were issued pursuant to an agreement between Echostar and the Company under which Echostar waived its right of conversion in respect to any principal payments made by the Company through December 31, 1996 on account of the Company's outstanding 6 1/2% convertible subordinated debentures. The Company repaid $4.0 million of the debenture principal prior to fiscal year end, with proceeds from the Alcatel Telspace investment and sale of Echostar shares. The gain on the sale of investments is shown net of the value of the warrants in the financial statements.

NET INTEREST EXPENSE Net interest expense was $479,000, $223,000 and $147,000 in fiscal 1996, 1995 and 1994, respectively. The increase during fiscal 1996 reflects a full year of interest expense on the Company's 6.5% convertible
debenture and interest under the Company's bank line of credit.   During fiscal
1996, 1995, and 1994 the Company had earned interest income on excess cash which lowered net interest expense.

PROVISION FOR INCOME TAXES The Company's effective income tax rate was 40.0%, 27.4% and 36.1% in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The increase in tax rate in fiscal 1996 was mainly attributable to the non-deductible nature of the cost associated with warrants issued to Echostar and lower tax benefits from foreign sales and research and development credit.

LIQUIDITY AND CAPITAL RESOURCES At September 28, 1996, the Company had working capital of $16.7 million, including cash and cash equivalents of $1.2 million compared to working capital at September 30, 1995 of $17.7 million, including cash and cash equivalents of $7.9 million.

Net cash used in operating activities was $5.7 million in 1996 compared to net cash provided from operating activities of $4.6 million in 1995 and net cash used in operating activities of $1.3 million in 1994. Cash flow from operations was negative in 1996 principally due to the decrease in net income and the increases in accounts receivable and inventory. The increase in accounts receivable in fiscal 1996 was due to the acquisition of SSE Data. Days sales outstanding ("DSO") in receivables were 71 days at September 28, 1996 compared to 88 days in 1995 and 92 days in 1994. This decrease was the result of improved collection efforts and the impact of lower DSO at SSE Data. The increase in inventory from $6.1 million in 1995 to $12.0 million in 1996 was primarily attributable to increasing inventory levels to meet desired manufacturing lead times and anticipated demand for the new STAR series products, and $2.8 million of inventory relating to the Fairchild Data acquisition. Inventory turnover was 2.8 times in fiscal 1996 compared to 3.8 times and 3.5 times for fiscal 1995 and fiscal 1994, respectively.

The Company's investing activities provided $0.1 million in fiscal 1996 as compared to using $6.1 million and $1.8 million in fiscal 1995 and fiscal 1994, respectively. The cash provided in fiscal 1996 resulted from the sale of investments from short-term commercial paper and Echostar stock net of the cash paid for the net assets of SSE Data and increases in capital equipment needed for increased levels of business.

The Company's financing activities in fiscal 1996 included the expenditure of $3.4 million to purchase an additional 364,000 shares of the Company's common stock under an on-going stock repurchase program. The Company sold 525,000 shares of common stock, including 450,000 shares of treasury stock, to Alcatel Telspace, for $6.7 million net of transaction costs. The net proceeds were utilized in part for the repayment of $4.7 million in interest and principal on the Company's 6 1/2% convertible subordinated debentures payable to Echostar.

During fiscal 1996, the Company continued its investment in Media4 Inc. ("Media4") along with Alcatel Telspace as an equal co-investor. Media4 is a privately held developer of products for distribution of multimedia information over wireless networks to personal computers. This emerging market is complementary to the Company's business and the Company intends to offer Media4 products through its own international distribution channels. During 1996, the Company purchased an additional $500,000 of common stock and $200,000 of convertible debentures in Media 4.

At September 28, 1996, the Company's principal sources of liquidity consisted of $1.2 million in cash and cash equivalents, and bank lines of credit of $5.0 million for operations and $2.0 million for equipment financing. At September 28, 1996, $3.0 million was outstanding under the operating line of credit and $0.4 million under the equipment lines. The lines of credit require the Company to be in compliance with certain financial covenants. As of September 28, 1996, the Company was in compliance with all but the profitability covenant for which the Company has received a waiver. The Company will seek to obtain waivers for future quarters, when necessary. The operating and equipment lease lines of credit expire on May 30, 1997 and March 31, 1997 respectively. The Company intends to seek renewal of these lines of credit.

The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its lines of credit will be adequate to meet its requirements for working capital, capital expenditures, debt services and external investment for the foreseeable future. Due to certain constraints on the ability to sell Echostar shares and potential volatility of the value of the stock, there could be a significant reduction in funding available from the liquidation of Echostar stock.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS Information contained in this Annual Report contains "forward-looking" statements: within the meaning of the Private Securities Litigation Reform Act of 1995, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key consumers in international sales could cause actual results to differ from those described in these statements and prospective investors and stockholders should carefully consider these factors in evaluating these forward- looking statements. Particular factors that may affect future financial results are:

1.       Sales of the Company's products are concentrated in a small number of
         customers.   For fiscal 1996, the top five customers accounted for 28%
         of sales. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments may occur near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

2. The market for the Company's products are very competitive and the Company expects that competition will increase. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, delivery, product performance and features; timing of new product introductions by the Company and its competitors; and customer service and support. Price pressure is expected to continue in the satellite transceiver and modem market in the foreseeable future. As a result, the Company expects to continue to experience declining average sales prices for its products. The Company's future gross margin is dependent upon its ability to reduce costs in line with or faster than declines in sales prices.

3. The Company's manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. From time to time the Company has experienced delivery delays from key suppliers which impacted sales. There can be no assurance that the Company will not experience material supply problems or component or subsystem delays in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Stockholders
SSE Telecom, Inc.

We have audited the accompanying consolidated balance sheets of SSE Telecom, Inc. as of September 28, 1996 and September 30, 1995, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended September 28, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We have conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSE Telecom, Inc. at September 28, 1996, and September 30, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/ Ernst & Young LLP

San Jose, California
November 8, 1996

                          Consolidated Balance Sheets
                             (dollars in thousands)

September 28, 1996 and September 30, 1995                                     1996            1995

ASSETS
 Current Assets
  Cash and cash equivalents                                             $    1,241    $      3,548
  Short-term investments                                                        --           4,350
  Accounts receivable                                                       11,041          6 ,968
    (net of allowance for doubtful accounts of $420
    and $223, 1996 and 1995, respectively)
  Inventories                                                               12,024           6,093
  Deferred tax assets                                                        1,963             579
  Other current assets                                                       1,351             336
                                                                            ------          ------
    Total current assets                                                    27,620          21,874

 Property, equipment, and leasehold improvements, at cost

     Equipment                                                               7,389           3,396
     Furniture, fixtures and leasehold improvements                          2,947           1,168
                                                                            ------          ------
                                                                            10,336           4,564

 Less accumulated depreciation and amortization                              6,835           2,476
                                                                            ------           -----
 Net property, equipment, and leasehold improvements                         3,501           2,088

 Long-term investments                                                      23,421          13,576
 Intangible assets                                                             611              --
 Other assets                                                                  110             285
                                                                        ----------    ------------
     Total assets                                                       $   55,263    $     37,823
                                                                        ==========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
 Accounts payable                                                       $    4,275    $      2,772
 Short-term debt                                                             3,342              --
 Accrued salaries and employee benefits                                      1,447             771
 Income taxes payable                                                          672             303
 Warranty and other accrued liabilities                                      1,158             376
                                                                            ------           -----
  Total current liabilities                                                 10,894           4,222

 Deferred tax liabilities                                                    8,310           4,618
 Convertible notes payable                                                   4,771           9,426
 Commitments and contingencies

Stockholders' equity

 Common stock $.01 par value per share                                          59              55
  (10,000,000 shares authorized; 5,911,671 and 5,531,346 shares issued and outstanding 1996 and 1995, respectively)
 Additional paid in capital                                                 12,276           6,746
 Treasury stock                                                               (502)           (889)
  (at cost, 57,043 shares and 143,275 shares 1996 and 1995,
 Retained earnings                                                           6,725           6,594
 Net unrealized gain on available for sale investments                      12,730           7,051
                                                                        ----------    ------------
Total stockholders' equity                                                  31,288          19,557
                                                                        ----------    ------------
     Total liabilities & stockholders' equity                           $   55,263    $     37,823
                                                                        ==========    ============




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          CONSOLIDATED STATEMENTS OF INCOME
 FOR YEARS ENDED SEPTEMBER 28, 1996, SEPTEMBER 30, 1995, AND OCTOBER 1, 1994
                       (dollars and shares in thousands)



                                                                   1996           1995            1994
              Revenue                                            $46,220        $33,569         $30,173
              Cost of revenue                                     33,697         22,952          19,997
                                                                 -------        -------         -------
                Gross margin                                      12,523         10,617          10,176

              Expense
                Research and development                           4,179          2,958           2,543
                Marketing, general and administrative              7,721          5,829           4,733
                Write-off of acquired in-process R&D               1,404             --              --
                Acquisition-related asset writedown                1,105             --              --
                                                                 -------        -------         -------
              Operating income (loss)                             (1,886)         1,830           2,900
                                                                 -------        -------         -------
              Gain on sale of investments, net of transaction     (2,584)            --          (1,227)
              expense
              Net interest expense                                   479            223             147
              Other expense                                           --             94             586
                                                                 -------        -------         -------

              Income before income taxes                             219          1,513           3,394

              Provision for income taxes                              88            414           1,224
                                                                 -------        -------         -------
              Net income                                            $131         $1,099          $2,170
                                                                 -------        -------         -------

              Primary net income per share                         $0.02          $0.20           $0.40
                                                                 -------        -------         -------
              Shares used in computing primary net income
              per share                                            5,595          5,587           5,467




The Notes to Consolidated Financial Statements are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
  FOR YEARS ENDED SEPTEMBER 28, 1996, SEPTEMBER 30, 1995, AND OCTOBER 1, 1994
                             (dollars in thousands)


Operating Activities:                                                                   1996          1995          1994
Net income                                                                              $131         $1,099        $2,170
Adjustments to reconcile net income  to net cash provided (used)
 by operating activities:
  Depreciation and amortization                                                        1,149            633         1,041
  Acquisition related charges                                                          2,509             --            --
  Gain on sale of long-term investments                                               (2,584)            --            --
  Deferred income taxes                                                               (1,329)            --            --
  Interest expense                                                                        21            578            98

Changes in operating assets and liabilities:
  Accounts receivable                                                                 (2,238)         2,186        (3,586)
  Inventories                                                                         (3,250)          (371)       (1,417)
  Other current assets                                                                  (985)          (217)          (90)
  Accounts payable                                                                        28            602            72
  Accrued salaries and employee benefits                                                 358              6            79
  Income taxes payable                                                                   361             36           318
  Other accrued liabilities                                                              106             86           (20)
                                                                                     -------        -------       -------
Net cash provided (used) by operating activities                                      (5,723)         4,638        (1,335)
                                                                                     -------        -------       -------
Investing Activities:
  Purchases of equipment                                                              (1,986)        (1,133)         (685)
  Purchases of short-term investments                                                 (8,794)       (13,512)           --
  Proceeds from sales of short-term investments                                       13,145          9,171            --
  Proceeds from sales of Echostar shares                                               2,974             --            --
  Acquisition of net assets of Fairchild Data                                         (4,400)            --            --
  Investment in Media4                                                                  (700)          (341)           --
  Investment in Directsat                                                                 --             --          (900)
  Other assets                                                                           (90)          (268)         (238)
                                                                                     -------        -------       -------
Net cash provided (used) by investing activities                                         149         (6,083)       (1,823)
                                                                                     -------        -------       -------
Financing Activities:
  Borrowings under bank line of credit                                                 2,970             --        (1,468)
  Borrowings under equipment line payable                                                372             --           328
  Payments on notes payable                                                               --         (1,168)         (341)
  Payments on convertible notes payable                                               (4,000)            --            --
  Payments on deferred interest                                                         (678)            --            --
  Proceeds from sale of common stock to Alcatel Telspace                               6,729             --            --
  Proceeds from other issuances of common stock,net of tax benefit                     1,253            336         2,070
  Repurchase of common stock                                                          (3,379)          (428)         (461)
  Payment of stockholders' notes receivable                                               --            135            --
  Cash advances from minority stockholders                                                --             --            84
  Proceeds from sale of convertible debentures                                            --             --         8,750
                                                                                     -------        -------       -------
Net cash provided (used) by financing activities                                       3,267         (1,125)        8,962
                                                                                     -------        -------       -------
Net increase (decrease) in cash and cash equivalents                                  (2,307)        (2,570)        5,804
  Cash and cash equivalents beginning of period                                        3,548          6,118           314
  Cash and cash equivalents end of period                                            $ 1,241        $ 3,548      $  6,118
                                                                                     -------        -------       -------
Non-cash transactions
  Acquisition of net assets of Fairchild Data by issuance
  of common stock and warrants                                                       $ 1,109             --            --
  Directsat/Echostar Exchange                                                             --        $ 1,689            --
                                                                                     -------        -------       -------

 The Notes to Consolidated Financial Statements are an integral part of these statements.

               Consolidated  Statements  of  Stockholders' Equity
  For years ended September 28, 1996, September 30, 1995, and October 1, 1994.
                       (dollars and shares in thousands)

                                       Common Stock               Treasury    Shares
                                      ------------             -------------------------
                                                                                                           Net
                                                                                                        unrealized
                                                                                                          gain on
                                                    Additional                   Stockholders'          available      Total
                                   Number             Paid-in  Number of            Notes      Retained  for sale   Stockholders'
                                  of Shares  Amount   Capital    shares   Amount  Receivable   Earnings  investments    Equity
BALANCE, SEPTEMBER 25, 1993         4,808     $48      $4,212       --         --         --    $3,325        --      $7,585
  Issuance of common stock
    on exercise of options and
    warrants                          652       6       1,036       --         --         --        --        --       1,042
  Tax benefit of stock option
    exercises                          --      --       1,162       --         --         --        --        --       1,162
  Repurchase of common stock           --      --          --       79       (461)        --        --        --        (461)
  Stockholders' notes receivable       --      --          --       --         --       (135)       --        --        (135)
  Net income                           --      --          --       --         --         --     2,170        --       2,170

BALANCE, OCTOBER 1, 1994            5,460      54       6,410       79       (461)      (135)    5,495        --      11,363
  Issuance of common stock
    upon  exercise of options
    and  warrants                      71       1         237       --         --         --        --        --         238
  Tax benefit of stock option
    exercises                          --      --          99       --         --         --        --        --          99

  Repurchase of common stock           --      --          --       64       (428)        --        --        --        (428)
  Stockholders' notes receivable       --      --          --       --         --        135        --        --         135
  Net unrealized gain
   on available for sale
   investments                         --      --          --       --         --         --        --     7,051       7,051
 Net income                            --      --          --       --         --         --     1,099        --       1,099

BALANCE, SEPTEMBER 30, 1995         5,531      55       6,746      143       (889)        --     6,594     7,051      19,557

 Issuance of common stock
   upon  exercise of options
   and  warrants                      206       2         632       --         --         --        --        --         634
 Issuance of common stock
   and warrants upon acquisition
   of Fairchild Data                  100       1       1,108       --         --         --        --        --       1,109
 Issuance of common stock
   and warrants to Alcatel
   Telspace                            75       1       2,961    (450)      3,767         --        --        --       6,729
 Issuance of warrants to
   Echostar                            --      --         208       --         --         --        --        --         208
 Tax benefit of stock option
   exercises                           --      --         621       --         --         --        --        --         621

 Repurchase of common stock            --      --          --      364     (3,380)        --        --        --      (3,380)
 Change in net unrealized gain
   on available or sale
   investments                         --      --          --       --         --         --        --     5,679       5,679

  Net income                           --      --          --       --         --         --       131        --         131

BALANCE, SEPTEMBER 28, 1996         5,912     $59     $12,276       57      $(502)              $6,725   $12,730     $31,288

 The Notes to Consolidated Financial Statements, are an integral part of these statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and method of consolidation: The Company's principal business is the manufacture and sale of satellite telecommunications equipment. The Company conducts these operations through SSE Technologies, a wholly owned subsidiary, and SSE Datacom ("SSE Data"), a wholly subsidiary formed in connection with the asset purchase of Fairchild Data Corporation ("Fairchild Data") in January 1996.

The Company consolidates its majority owned subsidiaries and all intercompany amounts have been eliminated in consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with minimum yield risks and maturities of less than ninety days at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

Revenue recognition: Revenue from product sales is recognized when goods are shipped to customers. A warranty reserve for future costs related to product warranties is established and maintained based on estimated costs to be incurred for delivered products.

Inventories: Inventories consist of manufacturing raw materials, work-in-process and finished goods. Inventories are valued at the lower of cost or realizable current value. Cost is based on a method which approximates actual cost on a first-in, first-out (FIFO) basis.

At September 28, 1996 and September 30, 1995  inventories consisted of:

(in thousands)                1996            1995
                              ----            ----
Raw materials                $5,693          $3,727
Work-in-process               6,016           1,784
Finished goods                  315             582
                          ---------        --------
         Total              $12,024          $6,093

Intangible Assets: Intangible assets are amortized on a straight line basis over estimated useful lives of between two and eight years.

Depreciation and amortization: Depreciation and amortization is provided on a straight-line basis over estimated useful lives ranging from two to five years, or over the lease term, if shorter. Leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

Advertising expenses: The Company accounts for advertising costs as a expense in the period in which they are incurred. Advertising expenses for fiscal 1996, 1995, and 1994 were approximately $365,000, $300,000, and $249,000, respectively.

Net income per share: Net income per share is computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each period presented.

Concentration of credit risk: The Company designs, develops, manufactures, markets, and supports satellite telecommunication equipment and systems for customers in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company has a policy that requires a letter of credit or credit insurance for credit worthy customers that request sales under extended terms.

Market Risk: Sales of the Company's products are concentrated in a small number
of customers.   For fiscal 1996, the top five customers accounted for 34% of sales. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts, inventory valuation, accrued liabilities, and other reserves. Actual results could differ from those estimates.

Effect of New Accounting Standards: In 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that the Company review for impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


adopt SFAS 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

The Company accounts for its stock options plans in accordance with the provisions of the Accounting Principles Board Option No. 25 (APB25), "Accounting for Stock Issued to Employees." In 1995, the FASB issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This statement establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of this statement had been adopted. The Company intends to adopt the pro forma disclosure alternative of SFAS 123 for the Company's fiscal year 1997. Therefore the adoption of SFAS 123 will not have a material effect on consolidated financial position, results of operations, or cash flows.

2.  ASSET ACQUISITION OF FAIRCHILD DATA CORPORATION:
On January 29, 1996, the Company completed the acquisition of the business of Fairchild Data Corporation ("Fairchild Data"), a subsidiary of The Fairchild Corporation, via an asset purchase agreement. Accordingly, the results of operations of SSE Data are included in the financial statements from the date of acquisition. Acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired.

The Company acquired substantially all the assets of Fairchild Data, at a cost of approximately $5.5 million, consisting of approximately $4.4 million in cash, 100,000 shares of the Company's common stock, and warrants to acquire 50,000 shares of Company common stock. An additional 100,000 contingent shares of the Company's common stock may be issued if certain earnings levels are attained by SSE Data prior to January 1, 1997. If such shares are issued the purchase price will accordingly be adjusted. The purchase price was allocated to the acquired assets and liabilities based on an independent valuation. Amounts allocated to developed technology, assembled workforce, trade name and distributor relationships and are amortized on a straight-line basis over periods of two to eight years. Amounts allocated to in-process research and development of approximately $1.4 million were expensed along with $1.1 million for the write off of duplicative assets at SSE Technologies, including network software and several models of modem products, in the second quarter of fiscal 1996.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Fairchild Data had occurred at the beginning of fiscal 1995 and does not purport to be indicative of results which may occur in the future.

                 (in thousands)                  1996*                       1995
                                                 ----                        ----
                 Revenues                          $  50,502                 $46,573
                 Net income                        $   1,314                     402
                 Net income per share              $    0.23                 $  0.07

         * The write off of acquired in-process research and development of $1.4 million and the acquisition related asset writedown of $1.1 million, were not considered in the above pro forma summary.

3.  RELATIONSHIP WITH ALCATEL TELSPACE

In September 1996, Alcatel Telspace S. A. ("Alcatel Telspace"), a unit of Alcatel Telecom of France, purchased 525,000 shares of the Company's common stock. In addition Alcatel Telspace reserved a three year warrant to purchase up to another 300,000 shares of the Company's common stock at a market price at the time of exercise but not less than $11.00 per share. The Company received aggregate proceeds of $6,751,500. Alcatel Telspace also purchased an additional 100,000 shares of common stock from two members of the Company's senior management for $1,075,000 or $10.75 per share, fair market value of the Company's common stock at that time. As a result, Alcatel Telspace owns approximately 10% of the Company's outstanding common stock.

Alcatel Telspace and the Company also entered into an agreement outlined in a Joint Product Policy to identify certain satellite telecommunications products which may be jointly developed and marketed by each party. The intent of the Joint Product Policy is to add additional products to each company's product or systems offerings thereby potentially increasing market share. The two companies have collaborated in the development of certain satellite communications equipment in the past. Alcatel Telspace is currently a primary supplier of a key component in the Company's STAR satellite transceiver products.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    INVESTMENTS

The Company has classified all investments, except its common stock investment in Media4, Inc. ("Media4") as available for sale. Available for sale securities are stated at fair value with the unrealized gain and losses, net of taxes, reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available for sale securities, are included in the consolidated statements of income. The cost of securities sold is based on the average cost method. No significant gains or losses were incurred on available for sale securities for the years ended September 30, 1995 or October 1, 1994.

Investments with maturities of less than one year at the balance sheet date are classified as short-term investments. Investments with maturities greater than one year at the balance sheet date are classified as long-term investments.

On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat Corporation, a direct broadcast satellite licensee, which resulted in the receipt of 912,717 shares of Echostar Communications Corporation ("Echostar"), Class A common stock. During the fourth quarter of fiscal 1996, the Company sold 110,000 shares of Echostar for a total net realized gain of $2,792,000 and had 802,717 shares remaining. As of September 27, 1996, (the last trading day of the fiscal year) the stock was trading at $ 27 7/8 per share. This investment is included in long-term investments on the balance sheet.

On June 16, 1995, the Company and Alcatel Telspace agreed to invest equally in Media4. Media4 is a privately held developer of products for distribution of multimedia information over wireless networks to personal computers. This emerging market is complimentary to the Company's business and SSE Telecom intends to offer Media4 products through its own international distribution channels. At September 28, 1996, the Company had invested approximately $695,000 in Media4 common stock and $350,000 in Media4 convertible 7% debentures. The convertible debt is due in five years. The Company continues to monitor the progress of Media4 relative to its product and market development. As of September 28, 1996, the Company believes Media4 has made good progress on the development of its business plan. While not anticipated, should Media4's development not continue to meet expectations, the Company may be required to recognize a permanent adjustment to the carrying value of its investment which is included on the balance sheet in long-term investments and carried at cost.

The following is a summary of available-for-sale securities, at September 28, 1996:

                                                                   Gross              Gross       Estimated
                                                              Unrealized         Unrealized            Fair
 (in thousands)                                   Cost             Gains             Losses           Value
                                                 ------       ----------         ----------       ---------
 Convertible debenture - Media4               $    350         $      --          $      --       $     350
 Common stock - Echostar                         1,507            20,869                 --          22,376
                                              --------         ---------          ---------       ---------
 Total available-for-sale
 securities                                   $  1,857         $  20,869          $      --       $  22,726
                                              --------         ---------          ---------       ---------

The following is a reconciliation of the investment categories and their balance sheet classifications at September 28, 1996:

                               Cash and             Long-term
  (in thousands)               Cash Equivalents     Investments         Total
                               ----------------     -----------         -----
  Cash and money market funds     $  1,241          $      --         $   1,241
  Available-for-sale
  securities                            --             22,726            22,726
  Non-marketable equity
   investments                          --                695               695
                                  --------          ---------         ---------
                                  $  1,241          $  23,421         $  24,662
                                  --------          ---------         ---------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of available-for-sale securities, at September 30, 1995:


                                                               Gross         Gross       Estimated
                                                          Unrealized    Unrealized            Fair
(in thousands)                                 Cost            Gains        Losses           Value
--------------                                 ----            -----        ------           -----
U.S. Treasury bills & other
    government agency obligations          $    523       $        5    $        -             528
Corporate obligations                         3,599               14           (9)           3,604
Foreign obligations                             103                -           (2)             101
Commercial paper                                495                                            495
Floating rate notes                             117                                            117
Convertible debentures - Media4                 150                                            150
                                    --------------------------------------------------------------
    Total debt securities                  $  4,987     $         19    $     (11)      $    4,995
                                    --------------------------------------------------------------
Common stock - Echostar                       1,689           11,545             -          13,234
                                    --------------------------------------------------------------
    Total equity securities                   1,689           11,545             -          13,234
--------------------------------------------------------------------------------------------------
Total available-for-sale
    securities                             $  6,676     $     11,564    $     (11)      $   18,229
--------------------------------------------------------------------------------------------------


The following is a reconciliation of the investment categories and their balance sheet classifications at September 30, 1995:


                                    Cash and               Short-term            Long-term
(in thousands)                  Cash Equivalents           Investments           Investments          Total
-----------------------------------------------------------------------------------------------------------
Cash and money market
    funds                      $       3,053           $         -           $         -          $   3,053
Available-for-sale securities            495                 4,350                13,384          $  18,229
Non-marketable equity
    investments                            -                     -                   192                192
-----------------------------------------------------------------------------------------------------------
                            $          3,548           $     4,350           $    13,576          $  21,474
-----------------------------------------------------------------------------------------------------------


5. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in a single industry segment, the design, manufacturing and sale of satellite telecommunication equipment. The Company had exports of approximately 56% of revenues in 1996, 48% of revenues in 1995, and 45% of revenues in 1994. Export revenues are primarily to Asia Pacific, South America, Western Europe, Canada, and Mexico. No individual geographic region represented a significant portion of revenue. Nortel Dasa accounted for 13% of the Company's sales in 1996 and 1995, respectively. In 1994, Tomen Telecom International, Inc. accounted for approximately 10% of the Company's revenues. All of the export sales each year were denominated in U.S. dollars.

6. CREDIT FACILITIES AND CONVERTIBLE NOTES PAYABLE

At September 28, 1996, the Company had a $5.0 million operating line of credit and a $2.0 million equipment line of credit with a national bank. Borrowings bear interest at the prime rate plus 0.25% (8.50% at September 28, 1996). At September 28, 1996, $3.0 million was outstanding under the operating line and $0.4 million was outstanding under the equipment line. These lines of credit require the Company to be in compliance with certain financial covenants and are secured by the assets of the Company. As of September 28, 1996, the Company was in compliance with all but the profitability covenant for which the Company has received a waiver, which expires as of December 28, 1996. The operating and equipment lines of credit expire on May 30, 1997 and March 31, 1997 respectively.

At September 28, 1996, the Company had an outstanding balance of $4.75 million in its 6 1/2% convertible subordinated debentures due March 1, 2001, payable to Echostar. The debentures are convertible at the option of the holder into the Company's common stock at a conversion price of $12.00 per share at any time prior to maturity. In the fourth quarter of 1996 the Company incurred a charge of $208,000 related to the issuance to Echostar of warrants to purchase 60,000 shares of the Company's common stock. The warrants were issued pursuant to an agreement between Echostar and the Company under which Echostar waived its right to conversion into the Company's common stock any principal payments made by the Company on outstanding 6 1/2% convertible subordinated debentures through December 31, 1996. The Company repaid $4.0 million of the debenture principle and $1.2 million of debenture interest prior to fiscal year end, with proceeds from the Alcatel investment and sale of Echostar shares. The gain on the sale of Echostar shares is shown net of the value of the warrants in the financial statements. As part of this agreement the Company and Echostar agreed that the Company could sell up to 250,000 shares of Echostar common stock (of which 15,000 were sold prior to year end) and apply 60% of the proceeds to retire a portion of the accrued interest and principal on the outstanding debentures.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Neither these debentures or the common shares issuable on exercise of the conversion right have or will be registered under the federal securities laws or the securities laws of any state, and neither these debentures or any common shares acquired on exercise of the conversion right may be transferred, hypothecated, sold or assigned, except in compliance with the provisions of the Securities Act of 1933, and any applicable state securities laws. Neither these debentures or any such common shares may be sold, assigned, pledged, hypothecated or otherwise transferred, except after notice to the Company and with the Company's consent, and the Company need not consent to any such proposed transfer unless, in the opinion of legal counsel satisfactory to the Company, such transfer does not violate any applicable federal or state securities laws. The Company has granted certain registration rights in respect to common stock acquired on conversion of debentures upon exercise of warrants by Echostar.

At September 28, 1996 and September 30, 1995, debt obligations consisted of the following:

(in thousands)                                                        1996         1995
                                                                      ----         ----
Line of credit - operating                                      $    2,970    $      --
               - equipment                                             372           --
6 1/2 % convertible debenture, including accrued interest            4,771        9,426
                                                          ------------------------------
                                                                $    8,113        9,426
Less: Current portion                                                3,342           --
                                                          ------------------------------
Total long-term convertible notes payable                       $    4,771    $   9,426



Interest paid in fiscal 1996, 1995, and 1994 was approximately $1,341,000, $14,000, and $211,000, respectively.

The 6 1/2% convertible debentures are due in full in fiscal year 2001 and minimum interest payments of $17,000 are due annually from fiscal year 1997 through fiscal year 2000. Amounts accrued, but not paid, under these debentures in fiscal years 1996, 1995, and 1994 were $21,000, $578,000, and $98,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES

The provision for income taxes consists of the following:

                 (in thousands)                    1996               1995               1994
                                                   ----               ----               ----
                 Federal
                       Current                 $  1,198               $509             $1,081
                       Deferred                 (1,050)              (140)               (87)
                                                -------              -----               ----
                                                    148                369                994
                                                    ---                ---                ---
                 State
                       Current                      219                 45                230
                       Deferred                   (279)                 --                 --
                                                  -----                 --                 --
                                               (    60)                 45                230
                                               --------                 --             ------

                 Total                        $      88               $414             $1,224
                                              ---------               ----             ------

Current taxes stated above for the year ended September 28, 1996, September 30, 1995, and October 1, 1994 will be reduced by $621,000, $99,000 and $1,162,000, respectively, due to tax deductions arising from exercise of employee stock options. Such tax savings have been reflected as an addition to Additional Paid in Capital.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the U.S. Federal income tax rate of 34% to the income before income taxes:

              (in thousands)                       1996               1995               1994
                                                   ----               ----               ----
              Tax at the statutory
                US rate                             $74               $515             $1,154
              Tax-exempt FSC income                  --              (101)               (34)
              State taxes (net of
                federal benefit)                   (40)                 30                152
              Research and
                development credits                (30)               (65)              (133)
              Warrant conversion costs               71                 --                 --
              Other                                  13                 35                 85
                                                     --                 --                 --
                                                    $88               $414             $1,224
                                                    ---               ----             ------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consists of the following:

              (in thousands)                       1996               1995               1994
                                                   ----               ----               ----
              Deferred tax assets:
                 Inventories                       $796         $      239               $178
                 Accruals and reserves              558                340                223
                 Basis difference of
                   acquired assets
                   of Fairchild Data                609                 --                 --
                                                  -----               ----               ----
              Total deferred tax assets           1,963                579                401

              Deferred tax liabilities:
                Available-for-sale
                   securities                   (8,139)            (4,502)                 --
                Tax over book
                  depreciation                    (171)              (116)               (78)
                                                  -----             ------               ----
              Net deferred taxes               $(6,347)           $(4,039)               $323

Income taxes paid/(received) were $427,000, $415,000, and $(288,000) in 1996,
1995, and 1994, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   RETIREMENT PLAN

The Company maintains a 401(k) tax deferred plan that is available to all eligible employees. Effective in fiscal year 1996 the Company matched employees 401(k) contributions with a cap of 3% of the employee's salary or $500, whichever is lower. The Company does not offer any post employment benefits.

9.   LEASE COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment, as well as its headquarters and manufacturing facilities, under non-cancelable operating leases which expire at various periods through 2001. At September 28, 1996, the future minimum payment obligations under these leases were as follows:

(in thousands)
            1997                  $588
            1998                   472
            1999                   435
            2000                   360
            2001                   282


The total rent expense under all operating leases was approximately $1,056,000, $498,000, and $495,000 for fiscal years 1996, 1995, and 1994, respectively.

In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   STOCKHOLDERS' EQUITY

Stock Option Incentive Plan: Under its 1992 Incentive Stock Option Plan, the Company may grant incentive stock options and non-statutory stock options to employees, directors and consultants. The total shares authorized under the 1992 Incentive Stock Option Plan is 525,000. Options may be granted to purchase common stock at an exercise price that will range from 85% to 100% of the market value of the stock at the grant date as determined by the compensation committee of the Board of Directors and will expire after three to ten years. The options generally become exercisable over four years from date of grant. Prior to adoption of the 1992 Incentive Stock Option Plan, the Company had a non-qualified stock option plan for the employees of SSE Technologies.

Following is a summary of activity under the stock option plans:

                                                            Outstanding Options
                                                            -------------------
                                                         Available         Number of          Exercise Price
                                                         for Grant           Shares              per Share
                                                        -----------        ---------         ---------------
              BALANCE AT SEPTEMBER 25, 1993                208,500           713,534          $1.50 to $6.50
                 Option granted                           (180,500)          180,500          $6.00 to $9.35
                 Options exercised                             -            (522,051)         $1.50 to $6.50
                 Options canceled                           10,000           (10,000)         $1.50 to $4.75
              BALANCE AT OCTOBER 1, 1994                    38,000           361,983          $1.50 to $9.35
                 Additional share reservation              250,000               -                   -
                 Options granted                           (40,000)              -            $7.38 to $8.00
                 Options exercised                             -             (71,350)         $1.50 to $5.25
                 Options canceled                           40,500           (47,500)         $3.75 to $6.00
              BALANCE AT SEPTEMBER 30, 1995                295,500           283,133          $1.50 to $9.35
                 Options granted                          (284,500)          284,500         $7.88 to $14.00
                 Options exercised                             -             (55,326)         $1.50 to $6.50
                 Options canceled                           38,875           (39,875)        $4.00 to $10.50
              BALANCE AT SEPTEMBER  28, 1996                50,875           472,432         $2.88 to $14.00

In connection with all stock options, 523,307 shares of common stock were reserved for issuance as of September 28, 1996. At September 28, 1996, September 30, 1995, and October 1, 1994 options exercisable were 144,558, 121,383 and 105,309, respectively.

Treasury shares: The Company acquired 363,768, 64,127 and 79,148 shares of its Common stock on the open market in fiscal 1996, 1995 and 1994, respectively. The Company re-issued 450,000 shares of treasury stock to Alcatel Telspace in September 1996 (see note 3). As of September 28, 1996, the Company had 57,043 shares of treasury stock.

Warrants: During 1996, warrants to purchase 150,000 shares were exercised and warrants to purchase 410,000 shares were issued (see note 2, 3, and 6). At September 28, 1996, outstanding warrants for the purchase of the Company's common stock were as follows:

COMMON STOCK
SUBJECT TO                                                          WARRANT
EXERCISE OF                       EXERCISE PRICE                    EXERCISE
WARRANTS                          PER SHARE                         PERIOD ENDS
--------                          ---------                         -----------
  50,000                          $11.09                            January 1999
  15,000                         $  6.25                            July 1999
 300,000                          $11.00                            September 1999
   7,500                          $12.00                            February 2000
  52,500                          $12.00                            April 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  RELATED PARTY TRANSACTIONS

The Company has significant investments in Echostar, Media4, and debentures due to Echostar (see notes 3, 4 and 6).

The Company had shipments to Alcatel Telspace of $1.3 million and purchases from Alcatel Telspace of $1.5 million, during fiscal 1996. As of September 28, 1996 the Company had trade receivables and payables with Alcatel Telspace of $80,000 and $420,000, respectively. Sales and gross margins realized on related party transactions have not been materially different from gross margins realized on similar types of transactions with unaffiliated companies.

The Company purchased $36,000 of products for resale to Media4. Related to these purchases as of September 28, 1996, the Company had $34,000 of receivables with Media4.

There were no other significant sales or purchases from Media4 or Echostar in fiscal 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names and ages of the executive officers and directors of the Company, their principal occupations at present and for the past five years, certain directorships held by each and the year in which each became a director or executive officer of the Company.

Jerome de Vitry (age 35) was named a Director of SSE Telecom on November 18, 1996. He is deputy general manager of Alcatel Telspace S.A. and vice president for radio communications of the Alcatel Telecom Radio, Space & Defence Division. During the last 5 years he has held positions at Alcatel of director of the Microwave Department, and product line manager for audio-video transmission products. Mr. de Vitry received his engineering degree from the Ecole Nationale des Ponts at Chaussees in Paris, and Master Degree in Business Administration from INSEAD, in Fontainebleau, France.

Charles W. Ergen (age 43) has served as a Director of SSE Telecom since March 1995. He is Chairman of the Board of Directors, Chief Executive Officer and President of Echostar Communications Corporation, a manufacturer and worldwide distributor of home satellite television equipment and a significant participant in the direct broadcast satellite industry. During the past five years, he has held positions including President, Chief Executive Officer, and Director of Echostar Communications Corporation. Mr. Ergen was a co-founder of Echosphere, a predecessor to Echostar, in 1980.

Daniel E. Moore (age 43) has served as a Director of SSE Telecom since April 1989. He is a member of the Audit and Compensation Committees of the Board of Directors of SSE Telecom. Mr. Moore served as acting chief financial officer from August 1992 to December 1993 and joined the Company in February 1994 as executive vice president and chief financial officer. Mr. Moore is a founder and principal of Venture America, a private venture capital firm that invested in the Company in 1989. Mr. Moore also serves on the Board of Directors of several technology companies, including Direct Broadcasting Satellite Corporation and Media4, Inc. Previously, Mr. Moore was a senior manager with Arthur Andersen & Co. Mr. Moore received his Master's Degree in Business Administration from the University of Pittsburgh, and his Bachelor's Degree from Lafayette College.

Joseph T. Pisula (age 55) has served as a Director of SSE Telecom since March 1995. He is a member of the Audit and Executive Committees of the Board of Directors of SSE Telecom. He is Chairman and CEO of Network Storage Solutions, Inc., a network-attached storage manufacturer. From February 1995 to May 1996, he was president of Network Imaging Corporation, an enterprise client-server software company. From April 1993 until June 1994, Mr. Pisula was Chairman and Chief Executive Officer of Digital Transmission System Inc., a telecommunications equipment manufacturer. From 1988 to 1993, he was President and Chief Executive Officer of Teleos Communications, Inc., a video conference network equipment manufacturer. Mr. Pisula received his Master's Degree in Business Administration from the University of Rochester and his Bachelor of Science in Electrical Engineering from the University of Pittsburgh.

Frederick C. Toombs (age 50) has served as a Director of SSE Telecom since April 1989. Mr. Toombs is President of the Company and serves as principal operating officer of SSE Technologies. Mr. Toombs joined the Company in 1988 through the acquisition of the satellite product line of Avantek, Inc. He has over fifteen (15) years of experience in finance and operations in a high-tech manufacturing environment. Mr. Toombs earned a Master's in Business Administration from the University of Santa Clara and a Bachelor of Science Degree in Accounting from Long Beach State University.

Frank S. Trumbower (age 59) served SSE Telecom as its President, from March 1990 until March 1994 and, for the same period, as President of Directsat Corporation. Mr. Trumbower served as a Director of SSE Telecom from April 1989 until February 1994 and since March 1995. Mr. Trumbower is a member of the Compensation Committee of the Board. Mr. Trumbower is President of Cambridge Technology Partners, Inc., a private venture capital company engaged in financing early stage technology firms in the computer and telecommunications areas. He serves on various Boards of Directors, including Network Storage Solutions, Inc., Cambridge Imaging Technologies, Inc., Virtual Reality Systems, Inc., and NuThena Systems, Inc. Mr. Trumbower is a graduate of the University of San Francisco and from the London School of Economics where he was a British Marshall Scholar.

Erik H. van der Kaay (age 56) has served as a Director of SSE Telecom since May 1993. He is a member of the Compensation and Executive Committees of the Board of Directors of SSE Telecom. Mr. van der Kaay is president of the Allen Telecom Group, a major supplier of components and systems for the mobile communications market. Previously, he was President and Chief Executive Officer of Millitech Corporation, a manufacturer of millimeterwave components and systems. From 1984 to 1988, he was senior vice president and Telecommunications Group Executive of Avantek, Inc. Mr. van der Kaay is a graduate of Sir George Williams University and Concordia University.
















Olin L. Wethington (age 47) has served as a Director of SSE Telecom since February 1994. He serves as Chairman of the Audit Committee. Mr. Wethington is a partner in the law firm of Steptoe & Johnson, and has been associated with that firm since 1985 to the present, with the exception of the period, from August 1991 to January 1993, during which he was the Assistant Secretary of International Affairs at the U.S. Department of the Treasury. Prior to that, he served as special assistant to the President and Executive Secretary to the Economic Policy Council at the White House during 1990 and 1991. His law practice is focused on international corporate and finance transactions, particularly related to emerging markets. Mr. Wethington is a graduate of the University of Pennsylvania and Harvard Law School.

Frank J. Peternell (age 56) has served as Executive Vice President from June 1988 until July 1996. Mr. Peternell has twenty-six (26) years of management, sales, and business development experience in the microwave communications field. He joined the Company as part of the satellite product line acquisition from Avantek, Inc. Mr. Peternell has a Bachelor's of Science Degree in Chemical Engineering from the University of Utah.

Claudio S. Mariotta (age 53) has served as an executive officer of SSE Telecom since December 1995. Mr. Mariotta is Executive Vice President and Chief Operating Officer of SSE Technologies. From 1988 to 1995 he was Vice President of Engineering at Harris Corporation. Mr. Mariotta received his Diploma in Electrical Engineering from the Swiss Institute of Technology in Zurich, Switzerland, and Master of Science in Electrical Engineering from San Jose State University.

Effective September 6, 1996, the Company, pursuant to a stock purchase agreement, sold 525,000 shares of its common stock to Alcatel Telspace. Pursuant to such stock purchase agreement, and a related agreement among the Company and certain shareholders of the Company, the Company agreed to use its best efforts to cause a nominee of Alcatel Telspace to be nominated for election to the Board of Directors of the Company and such stockholders agreed to vote for the nominee of Alcatel Telspace to the Board of Directors of the
Company.   Mr. Jerome de Vitry was the nominee of Alcatel Telspace and was elected to the Board effective November 11, 1996.


DIRECTOR'S COMPENSATION

In fiscal year 1996, Directors that are not employees of the Company received cash compensation for (i) each meeting of the board attended in person or by teleconference, which extended for more than four hours, at the rate of $750 for each meeting, and (ii) any other board meeting over two hours in length, at the rate of $250 for each meeting. In addition Directors are reimbursed for reasonable travel expenses to attend these meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires the Company's directors and executive officers and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file various reports with the Securities and Exchange Commission and the National Association of Security Dealers, Inc. concerning their holding of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors in fiscal year 1996, the Company believes that all individual filing requirements applicable to the Company's executive officers and directors were complied with under Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows, the Chief Executive Officer and each of the other most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year, information concerning compensation paid for services to the Company in all capacities during the fiscal year ended September 28, 1996, as well as total compensation paid to each such individual for the Company's previous two fiscal years.

                                                    SUMMARY COMPENSATION TABLE
                                                    --------------------------
                                                                                 Long Term
                                                   Annual Compensation          Compensation
                                                   -------------------          ------------
                                                                                                     All Other
                                                   Salary         Bonus            Options         Compensation
Name and Principal Position             Year        ($)            ($)               (#)               ($)
-------------------------------------------------------------------------------------------------------------------
Frederick C. Toombs (3)                 1996      $174,636       $    --                --          $ 12,908 (1)
President, SSE Telecom, Inc.            1995       171,539       $21,750 (5)            --          $  9,729 (1)
President, SSE Technologies, Inc.       1994      $140,913       $38,775            40,000          $  9,729 (1)

Daniel E. Moore                         1996      $150,958       $    --                --          $ 10,408 (1)
Executive Vice President & Chief        1995      $133,552       $16,380 (5)            --          $ 17,590 (4)
Financial Officer, SSE Telecom, Inc.    1994     $  90,000 (2)   $    --            50,000          $     --


Frank J. Peternell (7)                  1996      $143,123       $    --                 --         $ 28,953 (1)(6)
SSE Technologies, Inc.                  1995      $128,766       $14,012 (5)             --         $ 11,156 (1)
                                        1994      $112,008       $ 8,271              6,000         $ 11,276

Claudio S. Mariotta                     1996      $100,000 (2)   $    --             30,000         $     --
Chief Operating Officer &
Vice President of Engineering
SSE Technologies, Inc.

-------------------------------------------------------------------------------------------------------------------

(1)  Includes car allowance and employee insurance benefits
(2)  Employed for less than a full year
(3) Mr. Toombs was appointed President of SSE Telecom, Inc. in February 1994; prior to that he was Chief Operating Officer
(4)  Includes car allowance reimbursement for two years, fiscal 1994 and 1995
(5)  Bonus payments relate to fiscal year 1994
(6)  Includes accrued vacation payout
(7) Mr. Peternell's position was Executive Vice President and a full-time employee until July 1, 1996; he remains in the employment of the Company as a part time employee.



                          OPTION GRANTS IN FISCAL 1996
                          ----------------------------

                                                                                     Potential Realizable
                                                                                     Values at Assumed
                                                                                     Annual Rates of Stock
                                    %  of                                            Price Appreciation
                                    Total Options                                    for Option Term
                                    Granted to                      Exercise                (5 Years)
                          Options   Employees in     Price          Expiration       ---------------------------
         Name             Granted   Fiscal Year      Per Share      Date             5% ($)           10% ($)
         ----             -------   -----------      ---------      ----             ------           -------
Claudio S. Mariotta       30,000     10.5%            $8.38          3/1/01          150,629          255,911

AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table shows, as to individuals named in the Summary Compensation table above, information concerning stock options exercised during the fiscal year ended September 28, 1996.

                                                                                                   Value of Unexercised
                                                                   Number of Unexercised           In-the-Money Options
                                                                 Options at Fiscal Year End     at Fiscal Year End ($) (2)
                                          Shares
                                         Acquired
                                            on         Value
                                         Exercise     Realized
                       Name                (#)        ($) (1)    Exercisable   Unexercisable    Exercisable      Unexercisable
              Frederick C. Toombs           --           --           30,000           20,000    $     125,100    $       62,600
              Daniel E. Moore             50,000      $393,500        25,000           25,000    $      78,250    $       78,250
              Frank J. Peternell            --           --            3,000            3,000    $       9,390    $        9,390
              Claudio S. Mariotta           --           --               --           30,000               --    $       22,500

(1) Market value of underlying securities based on the closing price of the Company's Common Stock on the date of exercise minus the exercise price.
(2) Market value of underlying securities based on the closing price of the Company's Common Stock on September 27, 1996, (the last trading day prior to September 28, 1996) on the NASDAQ National Market System of $9.125 minus the exercise price.


EMPLOYMENT AGREEMENTS

The Company has employment agreements with Mr. Toombs, Mr. Peternell and Mr. Moore. The agreements for Messrs. Toombs and Moore provide, among other things, for payment of an amount equal to their then current annual base salary in the event the Company terminates employment associated with the sale of the Company. Payment equal to half of their then current annual salary will be provided in the event the Company terminates employment other than for just cause and not associated with the sale of the Company. The severance would be in monthly installments and benefits are continued during the payment period. In addition, the employment agreement of Mr. Toombs provides for a bonus of up to $300,000, and Mr. Moore's employment agreement provides for a bonus of up to one times his then current annual salary, in the event that the Company is sold at a certain stock price.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

The Compensation Committee (the "Committee") of the Board of Directors is composed of three directors, two outside directors, Messrs. Trumbower and van der Kaay, and Daniel E. Moore, Executive Vice President of the Company. Effective November 1996, the Committee consists of Messrs. Trumbower and van der Kaay. The Committee administers the Company's Executive Compensation Program. Participants in the Executive Compensation Program in 1996 were Frederick Toombs, Frank Peternell and Daniel Moore. The Committee is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies including the amounts and forms of compensation. In addition, the Committee is responsible for making annual recommendations to the Board for the compensation to be paid to the President and/or Chief Executive Officer as well as each executive officer of the Company.

The objectives of the Company's Executive Compensation Program are to provide the following:

         -Levels of compensation that are competitive with those provided in the industry and market in which the Company competes for its executive resources,

         -Annual incentive compensation that varies with the financial performance of the Company, and rewards corporate and individual performance, and

         -Long-term incentives which align the interests of management with those of the shareholders.


EXECUTIVE OFFICER COMPENSATION PROGRAM

The Company's Executive Compensation program is composed of base salary, annual cash incentive compensation, long-term incentive compensation principally in the form of stock options, and various other customary benefits. To align pay with performance, a portion of compensation is contingent upon the overall financial performance of the company as well as individual achievement of objectives that positively impact the financial performance of the Company.

BASE SALARY

Officers' base salaries are reviewed annually by the Committee based on the results achieved by each officer relative to that officer's assigned goals and with regard to competitive salary practices of other similar employers. In general, the Committee believes that base salaries should approximate to those in the upper quartile range of competitive base salaries.

ANNUAL INCENTIVE COMPENSATION

The purpose of the Company's incentive compensation plan is to provide a direct financial incentive in the form of an annual cash bonus to executives to achieve the Company's annual profit and operational goals. These objectives are developed in conjunction with management and approved by the Committee near the beginning of each year and are based upon financial plans and budget approved by the Board. For the last three (3) fiscal years, corporate earnings per share ("EPS") and the operating income of SSE Technologies Inc. were the primary measures of performance.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

STOCK OPTION PLAN

The stock option plan is the Company's principal long-term incentive plan for executive officers and key managers. The objectives of the program are to align executive and shareholder long-term interests by creating a strong and direct link between executive compensation and shareholder return, and to enable executives to develop and maintain a significant, long-term ownership position of the Company's common stock. The Company believes that stock options, better than other long-term incentives, create a mutuality of interest between the management and shareholders because stock options provide value to the optionee only if the stock price increases.

Stock options are granted at an option price equal to the fair market value of the Company's common stock on the date of grant, and have a five (5) year term and generally vest ratably over a four-year period. Options are granted at the market value of common shares on the date of grant so as to provide a reward only for future stock appreciation. This long-term program encourages equity ownership through stock options and aligns the interests of management with those of shareholders.

BENEFITS

The Company provides benefits to the executive officers that are generally available to all management employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of total salary and bonus for fiscal 1996 for any executive officer.

REPORT SUMMARY

The Committee has reviewed the total compensation of the President of the Company, Frederick C. Toombs, and the other highest paid executive officers in fiscal 1996, Daniel E. Moore, Frank J. Peternell, and Claudio S. Mariotta. The Committee has concluded that their compensation is reasonable and consistent with the Company's compensation philosophy and industry practice.


       SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

       Erik H. van der Kaay      Frank S. Trumbower      Daniel E. Moore

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              CERTAIN SHAREHOLDERS

The following table sets forth information as of December 13, 1996, regarding securities ownership, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding common stock, (ii) each executive officer named in the Summary Compensation Table, (iii) the directors and nominees individually, and (iv) all executive officers and directors as a group.

                        COMMON STOCK BENEFICIALLY OWNED

Name and Address of Beneficial Owner**                                NUMBER            PERCENT
Frederick C. Toombs, President and Director (1)                      147,737            2.5%

Daniel E. Moore, Executive Vice President and
Director (2)                                                         282,327            4.8%

Charles W. Ergen, Director (3)                                        10,000            *

Joseph T. Pisula, Director (4)                                        10,000            *

Frank S. Trumbower (5)                                               590,013           10.0%

Erik H. van der Kaay, Director (6)                                    13,250            *

Olin L. Wethington, Director (7)                                      21,250            *

Frank J. Peternell, Vice President (8)                                93,000            1.6%

Claudio S. Mariotta, Vice President                                    1,000            *

Alcatel Telspace, S.A.                                               625,000           10.6%

Kennedy Capital Management, Inc.                                     425,495            7.2%

Directors and Executive Officers                                   1,168,577           19.8%
  as a Group (9 persons) (9)
  of the outstanding shares.

 * Represents less than 1%

** The address for each Director and Officer named in the table is c/o of the Company at Suite 710, 8230 Leesburg Pike, Vienna, Virginia 22182; the address for Alcatel Telspace, S.A. is 5 Rue Noel Pons, 92734 Nanterre Cedex, France; and the address for Kennedy Capital Management is 10829 Olive Blvd., St. Louis, Missouri 63141.

1.   Includes exercisable options for 30,000 shares.
2. Includes exercisable options for 25,000 shares and 2,200 shares owned by Venture America Management Limited Partnership and 124,169 shares owned by Venture America Services Limited Partnership. These Limited Partnerships are commonly managed by a general partnership of which Mr. Moore is one of two general partners.
3. Includes exercisable options for 10,000 shares. Does not include $4,075,000 of debentures owned by Echostar Communications Corporation which are convertible into shares at $12 per share and warrants for 67,500 shares issued to Echostar Communications Corporation.
4.  Includes exercisable options for 10,000 shares.
5. Includes exercisable options for 10,000 shares held by Mr. Trumbower, and 192,827 shares that are owned by Mr. Trumbower's spouse, as to which Mr. Trumbower disclaims beneficial ownership. Additionally, includes 16,667 shares owned by Prescap Limited Partnership of which Mr. Trumbower is a general partner, 26,803 shares owned by Avenel Capital Management Corporation, a company controlled by Mr. Trumbower, and 115,000 shares owned by Prinz Corporation, a company controlled by Mr. Trumbower. Does not include shares that are owned by his adult children and shares held in trust for his grandchildren, as to which Mr. Trumbower disclaims beneficial ownership.
6.  Includes 2,000 shares that are owned by Mr. van der Kaay's spouse, as to
which Mr. van der Kaay disclaims beneficial    ownership.  Includes exercisable
warrants for 5,000 shares and exercisable options for 6,250 shares.
7. Includes exercisable warrants for 5,000 shares and exercisable options for 11,250 shares.
8.  Includes exercisable options for 3,000 shares.
9.  Includes the Directors and Officers named in the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 6, 1996 two Directors, Mr. Frederick Toombs and Mr. Daniel Moore each sold 50,000 shares of common stock to Alcatel Telspace at a price of $10.75 per share. In addition both Mr. Toombs and Mr. Moore agreed to limit future sales of their stock until March 1997.




                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

1.      Financial Statements:                                  Reference Page

        Report of Ernst & Young LLP, Independent Auditors              10

        Consolidated Balance Sheets - September 28, 1996  and
          September 30, 1995                                           11

        Consolidated Statements of Income - Fiscal Years Ended
          September 28, 1996, September 30, 1995, and
            October 1, 1994                                            12

        Consolidated Statements of Cash Flows - Fiscal Years Ended
          September 28, 1996, September 30, 1995, and
          October 1, 1994                                              13

        Consolidated Statement of Stockholders' Equity - Fiscal
          Years Ended September 28, 1996, September 30, 1995, and
          October 1, 1994                                              14

        Notes to Consolidated Financial Statements                  15-23



2. Financial Statement Schedule: The following financial statement schedule of SSE Telecom, Inc. for the fiscal years ended September 28, 1996, September 30, 1995, and October 1, 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SSE Telecom, Inc.

        Schedule II      Valuation and Qualifying Accounts            36

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

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

                    2.2             Asset Purchase  Agreement  among SSE  Telecom, Inc.,  SSE Datacom,  Inc., The  Fairchild
                                    Corporation, Fairchild Data  Corporation, and  VSI Corporation, dated  January 28,  1996
                                    (Incorporated by reference to Exhibit 2.2, 8-K January 28, 1996, #33-10965)

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

                    4.1             Specimen Stock Certificate  (Incorporated by  reference to Exhibit  4.1, 10-K  September
                                    26, 1992 #33-10965)

                    4.2             Article 4 of the  Articles of Incorporation of Registrant (Incorporated  by reference to
                                    Exhibit 4.2, #33-10965 on Form S-18)

                    4.3             Article 6 of the Bylaws of Registrant (Incorporated by reference to Exhibit 4.3,
                                    #33-10965 on Form S-18)

                    4.4             Specimen  Form of Debenture (Incorporated by reference to Exhibit 4.4 filed with Form 8-
                                    K on March 29, 1994, #33-10965)

                    4.5             Security Pledge and  Limited Recourse  Agreement (Incorporated by  reference to  Exhibit
                                    4.5 filed with Form 8-K on March 29, 1994, #33-10965)

                    4.6             Warrant from  SSE Telecom,  Inc. to Fairchild  Data Corporation  dated January  28, 1996
                                    (Incorporated by reference to Exhibit 4.6, 8-K January 28, 1996, #33-10965)

                    4.7             Warrant from  SSE Telecom,  Inc. to  Alcatel Telspace,  S.A.,   dated September  6, 1996
                                    (Incorporated by reference to Exhibit 4.7, 8-K September 6, 1996, #33-10965)

                    9.2             Voting Agreement  by and among  SSE Telecom, Inc.,  Alcatel Telspace, S.A.,  and certain stockholders of  SSE Telecom, Inc., dated  September 6, 1996 (Incorporated  by reference to Exhibit 9.2, 8-K September 6, 1996, #33-10965)

                    9.3             Stockholder Agreement  by  and among  SSE  Telecom, Inc.,  Alcatel  Telspace, S.A.,  and certain stockholders  of SSE  Telecom, Inc.,  dated September 6,  1996 (Incorporated  by reference to Exhibit 9.3, 8-K September 6, 1996, #33-10965)

                    10.14           Employment Agreement  Frederick Toombs (Incorporated by reference to Exhibit 10.14, 10-K
                                    September 26, 1992, #33-10965)

                    10.16           Employment Agreement  Daniel Moore  (Incorporated by  reference to  Exhibit 10.16,  10-K
                                    October 1, 1994, #33-10965)

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

                    10.22           Sublease  Agreement  between SSE  Datacom, Inc.  and  Fairchild Data  Corporation, dated
                                    January  28, 1996  (Incorporated by reference  to Exhibit  10.22, 8-K January  28, 1996,
                                    #33-10965)

                    10.23           Registration Agreement between SSE  Telecom, Inc. and Fairchild Data  Corporation, dated
                                    January 28,  1996 (Incorporated  by reference to  Exhibit 10.23,  8-K January  28, 1996,
                                    #33-10965)

                    10.25           Stock Purchase and  Investment Agreement by and  between SSE Telecom, Inc.,  and Alcatel
                                    Telspace, S.A., dated  September 6, 1996 (Incorporated by reference to Exhibit 10.25, 8-
                                    K September 6, 1996, #33-10965)

                    10.26           Registration Rights  Agreement between  SSE Telecom,  Inc. and  Alcatel Telspace,  S.A., dated September 6,  1996 (Incorporated by reference  to Exhibit 10.26, 8-K  September 6,
                                    1996, #33-10965)

                    11              Computation of Earnings per share (Page 37)

                    21.1            Subsidiaries of Registrant (Page 38)

                    23.1            Consent of Ernst & Young LLP, Independent Auditors (Page 39)

                    27              Financial Data Schedule (Page 40)


(b) Reports on 8-K: The Company filed a current report on Form 8-K reporting effective September 6, 1996, the purchase by Alcatel Telspace, S.A., of 525,000 shares of the common stock from the Company and the related purchase of 100,000 shares of common stock from two of the members of the Company's management. The report also described the issuance of a warrant and certain related agreements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SSE TELECOM, INC.



Dated:   December 18, 1996               /s/ Frederick C. Toombs
                                         ---------------------------
                                             Frederick C. Toombs
                                                  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                      TITLE                                     DATE
---------                                      -----                                     ----
/s/ Frederick C. Toombs                        President                               December 20, 1996
-----------------------                                                                -----------------
Frederick C. Toombs                            Director

/s/ Daniel E. Moore                            Executive Vice President                December 20, 1996
-------------------                            and Chief Financial Officer             -----------------
Daniel E. Moore                                Director

/s/ Joseph T. Pisula                           Director                                December 20, 1996
--------------------                                                                   -----------------
Joseph T. Pisula

/s/ Frank S. Trumbower                         Director                                December 20, 1996
----------------------                                                                 -----------------
Frank S. Trumbower

/s/ Erik H. van der Kaay                       Director                                December 20, 1996
------------------------                                                               -----------------
Erik  H. van der Kaay

/s/ Olin L. Wethington                         Director                                December 20, 1996
-----------------------                                                                -----------------
Olin L. Wethington

                                                                    SCHEDULE  II
                                  SSE TELECOM
                       VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)
         Allowance for Doubtful Accounts

                                              Balance at                                                      Balance
                                               Beginning            Additions                                 at End
                                               of Period             Charged           Write-offs            of Period
                                               ---------             -------           ----------            ---------
              Year Ended
                   September 28, 1996           $  223                $300               $(103)                $420
                                                ------                ----               ------                ----

              Year Ended
                   September 30, 1995            $  94                $143               $(14)                 $223
                                                 -----                ----               -----                 ----

              Year Ended
                   October 1, 1994               $109                 $(12)              $  (3)                $ 94
                                                 ----                 -----              ------                ----




36