Form 10-Q
period 1996-12-28
SSE TELECOM INC
filed 1997-02-13
CIK 808220

2



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

                FOR THE QUARTER ENDED DECEMBER 28, 1996

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

                          Yes   X    No  ____

As of February 7, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:

                        Common Stock 6,037,671

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.                                                     Financial
Statements
                                                                Page

     Consolidated Statements of Income for the
     three months ended December 28, 1996
     and December 30, 1995                                       3

     Consolidated Balance Sheets as of December 28, 1996
     and September 28, 1996                                       4

     Consolidated Statements of Cash Flows
     for the three months ended December 28, 1996
     and December 30, 1995                                        5

     Notes to Consolidated Financial Statements                   6


Item 2.
Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                     7-8


PART II - OTHER INFORMATION

Item 6.                                                     Exhibits
and Reports on Form 8-K                                        9-12





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


     SSE Telecom, Inc.
 Consolidated Statements of Income
 For the three months ended
 December 28, 1996, and December 30, 1995
 (dollars and shares in thousands)




                                       1996         1995

Revenue                             $12,295       $9,019

Cost of revenue                       9,006        6,129

  Gross margin                        3,289        2,890

Operating expenses
  Research and development
                                      1,222          687
  Marketing, general and
  administrative
                                      1,872        1,381

Operating income                        195          822

Gain on sale of investments,          2,642           --
net of transaction expense

Net interest expense                    128
                                                      43

Other expense
                                         --           21

Income before income taxes            2,709          758

Provision for income taxes              948          265

Net income                           $1,761         $493

Primary net income per share          $0.30        $0.09

Fully diluted earnings per            $0.29        $0.09
share

Shares used in computing
primary net income per share          5,956        5,441

Shares used in computing
fully diluted earnings per
share                                 6,327        5,441

The Notes to Consolidated Financial Statements are an integral part of these statements.


                    SSE Telecom, Inc.
               Consolidated Balance Sheets

(dollars in thousands)

                                December 28, September 28,
                                    1996          1996
                                (unaudited)    (audited)

 Current Assets
   Cash and cash equivalents      $      911 $       1,241
   Accounts receivable, net           12,226        11,041
   Inventories                        11,093        12,024
   Other current assets                2,837         3,314
    Total current assets              27,067        27,620

 Net property, equipment, and
 leasehold improvements                3,983         3,501

 Long-term investments                17,191        23,421
 Intangible assets                       577           611
 Other assets                            110           110
     Total assets               $     48,928  $     55,263

Current liabilities
 Accounts payable               $      2,426 $       4,275
 Short-term debt                       5,363         3,342
 Income taxes payable                    585           672
 Other accrued liabilities             2,431         2,605
    Total current liabilities         10,805        10,894

 Deferred tax liabilities              5,511         8,310
 Convertible notes payable             3,644         4,771

 Commitments and contingencies

Stockholders' equity

 Common stock
                                          59            59
 Additional paid in capital           12,305        12,276
 Treasury stock                      (1,376)         (502)
 Retained earnings                     8,486         6,725
 Net unrealized gain on
 available for sale investments
                                       9,494        12,730
Total stockholders' equity            28,968        31,288
     Total liabilities &
     stockholders' equity       $     48,928  $     55,263
  The Notes to Consolidated Financial Statements are an integral part of these statements.

                            SSE Telecom, Inc.
                  Consolidated Statements of Cash Flows
   For the three months ended December 28, 1996, and December 30, 1995
                         (dollars in thousands)

Operating Activities:                                    1996        1995

 Net income                                            $1,761        $493
     Adjustments to reconcile net income to net
            cash (used)by operating activities:
 Depreciation and amortization                            171          188
 Gain on sale of Echostar stock                       (2,642)            -
 Deferred interest expense                                 48          147

Changes in operating assets and liabilities:
 Accounts receivable                                  (1,185)       (331)
 Inventories                                              930     (1,295)
 Other current assets                                     478       (174)
 Accounts payable                                     (1,849)         559
 Other accrued liabilities                              (262)         (6)
Net cash (used) by operating activities               (2,550)       (419)

Investing Activities:
Purchases of equipment                                  (616)       (140)
Sale of Echostar shares                                 2,835
                                                                        -
Other assets                                                -        (33)
Net cash provided (used) by investing                   2,219       (173)
activities

Financing Activities:
Net borrowings under lines of credit                    1,781            -
Net borrowings under equipment line of credit             240            -
Payments on convertible notes payable                 (1,175)            -
Proceeds from issuance of common stock                      -            4
Treasury stock purchase                                 (874)        (735)
Other                                                      29            -
Net cash provided (used) by financing                       1       (731)
activities

Net (decrease) in cash and cash equivalents             (330)     (1,323)
Cash and cash equivalents beginning of period           1,241       3,547
Cash and cash equivalents end of period             $     911           $
                                                                    2,224



The Notes to Consolidated Financial Statements are an integral part of these statements.

                           SSE TELECOM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The financial information at December 28, 1996, and for the three months periods ended December 28, 1996 and December 30, 1995, is unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 28, 1996 Form 10-K. The results of operations for the period ended December 28, 1996 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or realizable current value. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At December 28, 1996 and September 28, 1996, inventories consisted of:

          ($000's)                   December 28,  September 28,
                                             1996           1996
          Manufacturing raw                $4,777         $5,693
          materials
          Work-in-process                   5,817          6,016
          Finished goods                      499            315
                   Total                  $11,093        $12,024

3.  COMMITMENTS, AND CONVERTIBLE NOTES PAYABLE

The Company leases office and manufacturing space under leases that expire in June 2001

At December 28, 1996, the Company had an outstanding balance of $3.58 million on its 6 1/2% convertible subordinated debentures due March 1, 2001, payable to Echostar Communication Corporation. During the first quarter of fiscal 1997 the Company repaid $1.0 million of the debenture principle and $.2 million of debenture interest from the proceeds from the sale of Echostar shares.

4.  NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares (stock options and warrants) outstanding during the period (using the treasury stock method).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Information contained in this Form 10-Q that is not historical facts, including any statements about expectations for the fiscal year and
beyond, involve certain risks and uncertainties.   This Form 10-Q
contains "forward-looking" statements: within the meaning of the Private Securities Litigation Reform Act of 1995, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key consumers and international sales could cause actual results to differ from those described in these statements and prospective investors and stockholders should carefully consider these factors in evaluating these forward-looking statements.

The following table sets forth, for the quarters ended on the dates indicated, certain income and expense items expressed as an approximate percentage of the Company's total revenues:



                                      Three months ended

                                 December 28,    December 30,
                                       1996         1995


Revenue                                 100%         100%
Gross margin                             27%          32%
Research and development expense         10%           8%
Marketing, general and administrative    15%          15%
expenses
Operating income                          2%           9%
Net interest expense                      1%           --
Other expense                             --           --
Net gain on sale of investments          21%
Income before income taxes               22%           9%
Provision for income taxes                8%           3%
Net income                               14%           6%


Overview

On January 28, 1996, the Company acquired the business and assets of Fairchild Data (the Company's Datacom subsidiary), a leading manufacturer of satellite modems and related earth station products. Comparisons between the first quarter of 1996 and 1995 on an absolute and percentage change basis are affected by the results of the Company's SSE Datacom subsidiary.

Revenue. Sales were $12.3 million for the first quarter of fiscal year 1997 as compared to $9.0 million for the same period in fiscal year 1996, representing an increase of 37%. The increase in revenue mainly reflects shipments of the Company's Deployable Downsized Terminal (DDT) to the federal government, and the inclusion of modem sales from Datacom. The Company continues to increase the number of units shipped of its STAR series of advanced transceivers products.

Gross Margin. Gross margin was $3.3 million or 27% of sales in the first quarter of fiscal year 1997, compared to $2.9 million or 32% of sales for the first quarter of 1996. The decline in gross margin percentage from the first quarter of 1996 was due to continued competitive price pressure and product mix. In the fourth quarter of fiscal year 1996 gross margin as percentage of sales was 24%. The improvements in gross margin during the first quarter of fiscal 1997 were attributable to better manufacturing efficiencies related to higher production volume of the new STAR line of transceivers.

Research and Development. Research and development expenses grew by 78% to $1.2 million or 10% of sales for the first quarter of fiscal 1997 from $.7 million or 8% of sales for the first quarter of fiscal 1996. The Company continues to focus on the development of the STAR line of transceivers, and advanced digital modem products. Research and development expenses may fluctuate in the future both in dollars and as a percentage of sales.

Marketing, General and Administrative. Marketing, general and administrative expenses were $1.9 million or 15% of sales in the first quarter of fiscal year 1997 as compared to $1.4 million or 15% of sales for the same period in fiscal 1996. The majority of the increase in expenses relates to the expansion of sales and marketing efforts to generate additional customers for the Company's products, particularly in international markets, and a relocation of the Company's repair center from Singapore to Bangkok, Thailand.

Net Interest Expense. Interest expense was $128,000 in the first quarter of fiscal 1997. During the same period of last fiscal year, interest income was $114,000 and interest expense was $157,000. The decrease in interest expense reflects a reduction of the Company's debenture principle offset with a need of the Company to borrow against its credit lines to fund operating and capital expenditures. The loss of interest income in the first quarter of fiscal 1997 reflects the redirection of funds previously invested in short term securities that were utilized for the purchase of Fairchild Data.

Net (Gain) on Sale of Investments. During the first quarter of fiscal 1997 the Company realized a gain of $2.6 million on sales of 92,937 shares of Echostar Communication Corporation (NASDAQ: DISH) common stock. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, purchase of treasury stock, and to fund operating expenditures. As of December 28, 1996 the Company has a total of 709,780 shares of Echostar common stock.

Provision for Income Taxes.. The effective tax rate was 35% for the first quarter of fiscal year 1997 as well as the first quarter of fiscal year 1996.

Backlog. The Company's total backlog was $6.8 million at the end of the first quarter of fiscal year 1997, as compared to backlog of $8.9 million at the end of fiscal year 1996. Management expects substantially all backlog to be delivered in fiscal 1997. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 1996, the Company had working capital of $16.2 million, including $.9 million in cash and cash equivalents, compared with working capital of $16.7 million, including cash and cash equivalents of $1.2 million at September 28, 1996.

Net cash used in operating activities was $2.6 million during the first quarter of fiscal year 1997 as compared to net cash used of $.4 million in the similar period of fiscal year 1996. Cash used in operations was primarily due to an increase in accounts receivable and decreases in accounts payable during the period. The increase in accounts receivable of $1.2 million in the first quarter of fiscal year 1997 was due to the consolidation of SSE Datacom and the timing of shipments in the quarter. The decrease in accounts payable of $1.9 million in the first quarter of fiscal year 1997 was attributable to lowering of inventories purchased during the quarter.

The Company's investing activities provided $2.2 million during the first quarter of fiscal 1997 as compared to cash used of $.2 million during the same period in fiscal year 1996. During the first quarter of fiscal 1997 $2.8 million was realized from the sale of Echostar shares which offset capital expenditures of $.6 million.

The Company's financing activities provided $1,000 during the first quarter of fiscal 1997 as compared to net cash used of $731,000 during the first quarter of fiscal year 1996. The Company utilized its lines of credit to finance operations and used funds to reduce convertible debentures by $1.2 million and to purchase 108,200 shares of treasury stock.

At December 28, 1996 the Company's principal sources of liquidity consisted of $.9 million in cash, and bank lines of credit of $5.0 million for operations and $2.0 million for equipment financing. At December 28, 1996, $4.8 million was outstanding under the operating line of credit and $.6 million under the equipment lines. The lines of credit require the Company to be in compliance with certain financial covenants. As of December 28, 1996 the Company was in compliance with all covenants. The Company intends to renew these lines of credit in fiscal year 1997.

The Company's capital requirements could change in the event of factors such as lower than anticipated demand for the Company's products or unanticipated limitations on debt financing. The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its lines of credit will be adequate to meet its requirements for working capital, capital expenditures, debt services and external investment for the foreseeable future. Due to certain constraints on the ability to sell Echostar shares and potential volatility of the value of the stock, there could be a significant reduction in funding available from the liquidation of Echostar stock. If these events occur, the Company may be required to raise additional capital using other means to meet all of its needs.



PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

 Exhibit Number             Description              Sequential Page
                                                         Number

       11         Computation of Per Share               Page 11
                  Earnings
       27         Financial Data Schedule                Page 12

(b)  Reports on Form 8-K
                   None.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 13, 1997                         SSE TELECOM, INC.


                                                  By:/s/Frederick C.Toombs
                                                  Frederick C. Toombs,
                                                  President

                                                  By:/s/Daniel E. Moore
                                                  Daniel E. Moore,
                                                  Chief Financial Officer