Form 10-Q
period 1997-03-29
SSE TELECOM INC
filed 1997-05-13
CIK 808220

3



_________________________________________________________________________
                                  _____

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
_________________________________________________________________________
                                  _____

                                FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED MARCH 29, 1997

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

                           Yes   X    No  ____

As of May 9, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:

                         Common Stock 5,949,504

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements                                     Page

     Consolidated Statements of Operations for the
     three months and six months ended March 29, 1997
     and March 30, 1996                                          3

     Consolidated Balance Sheets as of March 29, 1997
     and September 28, 1996                                      4

     Consolidated Statements of Cash Flows
     for the six months ended March 29, 1997
     and March 30, 1996                                          5

     Notes to Consolidated Financial Statements                  6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations          7-8


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      9-12




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SSE Telecom, Inc.
            Consolidated Statements of Operations (Unaudited)
 For The Three Months and Six Months Ended March 29, 1997 and March 30,
                                  1996
           (dollars and shares in thousands, except per share)

                                Three Months    Six Months Ended
                                   Ended
                              3/29/97  3/30/96  3/29/97  3/30/96

Revenue                       $11,167  $12,931  $23,462  $21,950
Cost of revenue                 8,148    9,082   17,154   15,211
   Gross margin                 3,019    3,849    6,308    6,739

Expense
   Research and development     1,313      934    2,501    1,621
   Marketing, general and       2,243    1,964    4,115    3,345
        administrative
   Amortization - intangible       45       30       80       30
   Write off of acquired in-       --    1,404       --    1,404
   process R&D
   Acquisition-related asset       --    1,104       --    1,104
   write-off

Operating income (loss)         (582)  (1,587)     (388)    (765)

Net interest expense              134       95      261      137

Gain on sale of investment,        --       --  (2,642)       --
net

Other expense (income)           (41)     (43)     (41)     (22)

Income (loss) before income     (675)  (1,639)    2,034    (880)
taxes

Provision (benefit) for         (236)    (554)      712    (289)
income taxes

Net income (loss)              $(439) $(1,085)   $1,322   $(591)


Primary earnings (loss) per    $(.07)   $(.20)    $0.22   $(.11)
share

Shares used in computing
primary earnings (loss) per     5,934    5,430    5,908    5,378
share

 The Notes to Consolidated Financial Statements are an integral part of these statements.

                            SSE Telecom, Inc.
                  Condensed Consolidated Balance Sheet
                         (dollars in thousands)


Assets                                March 29, 1997    September 28,
                                                            1996
Current Assets                          (unaudited)       (audited)

   Cash and cash equivalents                     $172          $1,241
   Accounts receivable, net                    10,047          11,041
   Inventories                                 11,354          12,024
   Other current assets                         2,737           3,314
      Total current assets                     24,310          27,620

Net property, equipment and                     4,585           3,501
leasehold improvements
Long-term investments                          15,615          22,376
Intangible assets                                 633             611
Other assets                                    1,149           1,155
      Total assets                             46,292          55,263

Liabilities and  Stockholders'
Equity
Current Liabilities
   Accounts payable                            $3,294          $4,275
   Short-term debt                              2,521           3,342
   Accrued salaries and employee                1,190           1,447
benefits
   Other Liabilities                            1,558           1,830
      Total current liabilities                $8,563         $10,894

Deferred tax liabilities                        5,177           8,310
Convertible notes payable                       4,205           4,771

Stockholders' Equity

  Common stock $.01 par value                      59              59
   Additional paid in capital                  12,456          12,276
   Retained earnings                            8,047           6,725
   Net unrealized gain on available             9,296          12,730
    for sale investments
   Treasury stock                             (1,511)            (502)
      Total stockholders' equity               28,347          31,288
      Total liabilities &
       stockholders'equity                    $46,292         $55,263

   The Notes to Consolidated Financial Statements are an integral part of these statements.

                            SSE Telecom, Inc.
            Consolidated Statements of Cash Flows (unaudited)
       For the six months ended March 29, 1997, and March 30, 1996
                         (dollars in thousands)

                                                         1997        1996
Cash provided by operating activities:
 Net income                                            $1,322      $(591)
     Adjustments to reconcile net income to net
      cash (used) by operating activities:
 Depreciation and amortization                            719         507
 Acquisition related charges                               --       2,508
 Gain on sale of Echostar stock                       (2,642)          --
 Deferred interest expense                                110         298

Changes in operating assets and liabilities:
 Accounts receivable                                      994      (3,373)
 Inventories                                              669      (2,361)
 Other current assets                                     578        (648)
 Accounts payable                                       (982)       1,138
 Other accrued liabilities                              (529)         356
Net cash provided (used) by operating                     239      (2,166)
activities

Cash provided by investing activities:
 Purchases of equipment                                (1,723)       (573)
 Proceeds from sale of Echostar stock                   2,835
 Purchases of short-term investments                       --      (7,769)
 Proceeds from sales of short-term investments             --      11,081
 Acquisition of net assets of Fairchild Data               --      (4,400)
 Purchase of equity interest in Media4                   (96)          --
 Other assets                                              --          39
Net cash provided (used) by investing                   1,016     (1,622)
activities

Cash provided by financing activities:
 Net (payments)/borrowings under lines of
 credit                                               (1,485)       1,030
 Net borrowings under equipment line of credit            664          --
 Net payments on convertible notes payable              (675)          --
 Proceeds from issuance of common stock                   181          --
 Treasury stock purchases                             (1,009)        (796)
 Other                                                     --           6
Net cash provided (used) by financing                 (2,324)         240
activities

Net (decrease) in cash and cash equivalents           (1,069)      (3,548)
Cash and cash equivalents beginning of period           1,241       3,548
Cash and cash equivalents end of period              $    172   $      --

Non-cash transactions:
Acquisition of net assets of Fairchild Data by             --      $1,109
issuance of common stock and warrants


 The Notes to Consolidated Financial Statements are an integral part of these statements.
                            SSE TELECOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The financial information at March 29, 1997, and for the three months and six months periods ended March 29, 1997 and March 30, 1996, is unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 28, 1996 Form 10-K. The results of operations for the three and six month periods ended March 29, 1997 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At March 29, 1997 and September 28, 1996, inventories consisted of:


          (in thousands)               March 29,    September 28,
                                            1997             1996
                                     (unaudited)
          Manufacturing raw               $6,851           $5,693
          materials
          Work-in-process                  3,046            6,016
          Finished goods                   1,457              315
                   Total                 $11,354          $12,024

3.  CONVERTIBLE NOTES PAYABLE

At March 29, 1997, the Company had an outstanding balance of $4.08 million on its 6 1/2% convertible subordinated debentures due March 1, 2001, payable to Echostar Communication Corporation. During the first six months of fiscal 1997 the Company repaid $0.5 million of the debenture principle and $0.2 million of debenture interest.


4.  NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares (stock options and warrants) outstanding during the period (using the treasury stock method).

5.  FINANCIAL ACCOUNTING STANDARD NO. 128

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces primary earnings per share ("EPS") with basic EPS, which excludes dilutive common equivalent shares, and requires presentation of both basic and diluted EPS on the face of the statements of income. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The computed basic earnings per share are not materially different to the earnings per share as reported for the quarters ended March 29, 1997 and March 30, 1996, respectively. The computed diluted earnings per share is not materially different from the earnings per share as reported for these quarters.

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

The following table sets forth, for the three months and six months ended on the dates indicated, certain income and expense items expressed as an approximate percentage of the Company's total revenues:



                                  Three months ended    Six months ended
                                      March   March      March  March
                                       29,     30,         29    30,
                                       1997   1996        1997   1996


Revenue                                 100%   100%        100%   100%
Gross margin                             27%    30%         27%    31%
Research and development expense         12%     7%         11%     7%
Marketing, general and administrative    20%    15%         18%    15%
expenses
Write  off  of  acquired  asset   in       -    11%           -     6%
process R & D
Acquisition-related asset write-off        -     9%           -     5%
Operating income (loss)                 (5%)  (12%)        (2%)   (3%)
Net interest expense                      1%     1%          1%     1%
Other expense (income)                     -      -           -      -
Gain on sale of investments, net           -      -         12%      -
Income (loss) before income taxes       (6%)  (13%)          9%   (4%)
Provision (benefit) for income taxes    (2%)   (4%)          3%   (1%)
Net income (loss)                       (4%)   (9%)          6%   (3%)


Overview

On January 28, 1996, the Company acquired the business and assets of Fairchild Data (the Company's SSE Datacom subsidiary), a leading manufacturer of satellite modems and related earth station products. Comparisons between the three months and six months results of fiscal year 1997 and 1996 on an absolute and percentage change basis are affected by the results of the Company's SSE Datacom subsidiary.

Revenue.  Sales were $11.2 million for the second quarter of fiscal  year
1997 as compared to $12.9 million for the same period in fiscal year 1996, representing a decrease of 14%. Sales for the first six months of fiscal year 1997 were $23.5 million as compared to $22.0 million for the same period in fiscal year 1996, representing an increase of 7%. The decrease in the second quarter reflects lower than anticipated sales in general as well as to several large accounts including the U.S. Government. The sales increase for the first six months of fiscal year 1997 reflects $6 million in sales from SSE Datacom as opposed to $2.7 million from Datacom in the first six months of fiscal 1996.

Gross Margin. Gross margin was $3.0 million or 27% of sales in the second quarter of fiscal year 1997, compared to $3.8 million or 30% of sales for the second quarter of 1996. Gross margin for the first six months was $6.3 million or 27% of sales in fiscal year 1997 versus $6.7 million or 31% in fiscal year 1996. The decline in gross margin percentage from 1996 was due primarily to the loss of economies of scale from lower sales and continued pricing pressures. The Company did maintain the same gross margin percentage of 27% in the second quarter as in the first quarter of fiscal year 1997 despite lower sales.

Research and Development. Research and development expenses grew by 41% to $1.3 million or 12% of sales for the second quarter of fiscal 1997 from $.9 million or 7% of sales for the second quarter of fiscal 1996. Research and development grew 51% to $2.5 million or 11% of sales for the first six months of fiscal year 1997 from $1.6 million or 7% of sales in fiscal year 1996. The increase in R&D expenditures reflect the Company's focus on enhancing in-house capabilities in core technologies and the development of advanced products including advanced modem products at SSE Datacom.

Marketing, General and Administrative. Marketing, general and administrative expenses were $2.2 million or 20% of sales in the second quarter of fiscal year 1997 as compared to $2.0 million or 15% of sales for the same period in fiscal 1996. For the first six months of fiscal year 1997 expenses were $4.1 million or 18% of sales as compared to $3.3 million or 15% of sales in fiscal year 1996. The majority of the increase in expense relates to the expansion of sales and marketing and increased customer service activity including a new repair center in Bangkok, Thailand.

Net Interest Expense. Net interest expense was $134,000 in the second quarter of fiscal 1997. During the same period of last fiscal year, net interest expense was $95,000. The increase in interest expense reflects the redirection of funds previously invested in short term securities that were utilized for the purchase of Fairchild Data, and a need of the Company to borrow against its credit lines to fund operating and capital expenditures.

Net (Gain) on Sale of Investments. During the first six months of fiscal 1997 the Company realized a gain of $2.6 million on sales of 92,937 shares of Echostar Communication Corporation (NASDAQ: DISH) common stock. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, purchase of treasury stock, and to fund operating expenditures. As of March 29, 1997 the Company has a total of 709,780 shares of Echostar common stock.

Provision for Income Taxes. The effective tax rate (benefit) was 35% for the second quarter and first six months of fiscal year 1997 as well as 35% for the second quarter and first six months of fiscal year 1996.

Backlog. The Company's total backlog was $4.5 million at the end of the second quarter of fiscal year 1997, as compared to backlog of $8.9 million at the end of fiscal year 1996. Management expects substantially all backlog to be delivered in fiscal 1997. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.


LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1997, the Company had working capital of $15.8 million, including $0.2 million in cash and cash equivalents, compared with working capital of $16.7 million, including cash and cash equivalents of $1.2 million at September 28, 1996.

Net cash provided by operating activities was $239,000 during the first six months of fiscal year 1997 as compared to net cash used of $2,166,000 in the similar period of fiscal year 1996. Cash provided by operations was primarily due to a decrease in accounts receivable, inventory and other assets. The decrease in accounts receivable of $994,000 in the first six months of fiscal year 1997 was due to lower sales and better collections including the collection of a large receivable with the U.S. Government. The lowering of inventories is a continuing effort by the Company to reduce the dollar amount of inventory held in raw materials at the same time maintain adequate levels to meet customers' needs.

The Company's investing activities provided $1.0 million during the first six months of fiscal 1997 as compared to cash used of $1.6 million during the same period in fiscal year 1996. During the first six months of fiscal 1997 $2.8 million was realized from the sale of Echostar shares which offset capital expenditures of $1.7 million. The Company participated in Media4's recent equity funding of $2.4 million by investing an additional $100,000 during the second quarter of fiscal year 1997. In addition, the Company converted $175,000 of Media4's 7% convertible debentures into equity.

The Company's financing activities used $2.3 million during the first six months of fiscal 1997 as compared to net cash provided of $240,000 during the first six months of fiscal year 1996. The Company repaid its operating line of credit by $1.5 million, reduced convertible debentures by $675,000 and purchased 126,200 shares of treasury stock valued at $1.0 million.

At March 29, 1997 the Company's principal sources of liquidity consisted of $0.2 million in cash, and bank lines of credit. At March 29, 1997, $1.5 million was outstanding under the operating line of credit and $1.0 million under its equipment line of credit. The lines of credit require the Company to be in compliance with certain financial covenants. As of March 29, 1997 the Company was not in compliance with certain covenants and has obtained a bank waiver for those covenants not in compliance. The Company intends to renew these lines of credit in fiscal year 1997, as well as seek additional capital equipment financing from other sources.

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

Dated:  May 13, 1997                              SSE TELECOM, INC.


                                                  By:/s/  Frederick  C.Toombs
                                                  Frederick C. Toombs,
                                                  President

                                                  By:/s/ Daniel E. Moore
                                                  Daniel E. Moore,
                                                  Chief Financial Officer