Form 10-Q
period 1997-06-28
SSE TELECOM INC
filed 1997-08-15
CIK 808220

_________________________________________________________________________
                                    _

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
_________________________________________________________________________
                                    _

                                FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED JUNE 28, 1997

                                   OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____ to _____

                     Commission file number 0-16473

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

                           Yes   X    No  ____

As of August 8, 1997, the following number of shares of each of the issuer's classes of common stock were outstanding:

                         Common Stock 5,955,187

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements
                                                                Page

     Consolidated Statements of Operations for the
     three months and nine months ended June 28, 1997
     and June 29, 1996 (unaudited)                                3

     Consolidated Balance Sheets as of June 28, 1997 (unaudited)
     and September 28, 1996                                       4

     Consolidated Statements of Cash Flows
     for the nine months ended June 28, 1997
     and June 29, 1996 (unaudited)                                5

     Notes to Consolidated Financial Statements                 6-7


Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations                                          8-11


PART II - OTHER INFORMATION

Item 6.
Exhibits and Reports on Form 8-K                              12-15





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SSE Telecom, Inc.
       Condensed Consolidated Statements of Operations (Unaudited)
  For The Three Months and Nine Months Ended June 28, 1997 and June 29,
                                  1996
        (dollars and shares in thousands, except per share data)

                                Three Months      Nine Months
                                   Ended             Ended
                              6/28/97  6/29/96  6/28/97  6/29/96

Revenue                        $9,790  $12,606  $33,252  $34,557
Cost of revenue                10,096    9,592   27,250   24,804
   Gross margin                 (306)    3,014    6,002    9,753

Expense
   Research and development     1,358    1,238    3,859    2,858
   Marketing, general and       3,376    2,243    7,491    5,589
        administrative
   Amortization - intangible       49       48      129       78
   Write off of acquired in-       --       --       --    1,404
   process R&D
   Acquisition-related asset       --       --       --    1,104
   write-off
   Restructuring charges          850       --      850       --
Operating loss                (5,939)    (515)  (6,327)  (1,280)

Net interest expense              112      139      373      278

Gain on sale of investment,        --       --  (2,642)       --
net

Other expense income                9       58     (32)       34

Loss before income taxes      (6,060)    (712)  (4,026)  (1,592)

Benefit for income taxes      (2,121)    (214)  (1,409)    (503)

Net loss                      $(3,939   $(498)  $(2,617)  $(1,089)


Primary loss per share        $(0.67)  $(0.09)  $(0.45)  $(0.20)

Shares used in computing        5,918    5,515    5,831    5,406
primary loss per share

The Notes to Consolidated Financial Statements are an integral part of these statements.


                            SSE Telecom, Inc.
                  Condensed Consolidated Balance Sheets
                         (dollars in thousands)


                                       June 28, 1997    September 28,
                                                            1996
Assets                                  (unaudited)
Current Assets
   Cash and cash equivalents                   $1,611          $1,241
   Accounts receivable, net                     9,021          11,041
   Inventories                                 10,863          12,024
   Other current assets                         2,702           3,314
      Total current assets                     24,197          27,620

Net property, equipment and                     4,311           3,501
leasehold improvements
Long-term investments                          12,150          22,376
Intangible assets                                 490             611
Other assets                                       95           1,155
      Total assets                            $41,243         $55,263

Liabilities and  Stockholders'
Equity
Current Liabilities
   Accounts payable                            $4,318          $4,275
   Short-term debt                              4,595           3,342
   Accrued salaries and employee                1,503           1,447
benefits
   Other liabilities                              970           1,830
      Total current liabilities                11,386          10,894

Deferred tax liabilities                        3,562           8,310
Convertible notes payable                       4,159           4,771
Long-term debt                                    979              --

Stockholders' Equity

  Common stock $.01 par value                      60              59
   Additional paid in capital                  12,473          12,276
   Retained earnings                            4,108           6,725
   Net unrealized gain on available                            12,730
for sale                                        6,297
     investments
   Treasury stock                             (1,781)            (502)
      Total stockholders' equity               21,157          31,288
      Total liabilities &
       stockholders' equity                   $41,243         $55,263

   The Notes to Consolidated Financial Statements are an integral part of these statements.

                            SSE Telecom, Inc.
            Consolidated Statements of Cash Flows (unaudited)
       For the nine months ended June 28, 1997, and June 29, 1996
                         (dollars in thousands)

                                                     June 28,    June 29,
                                                         1997        1996
Cash provided by operating activities:
 Net (loss)                                          $(2,617)    $(1,089)
     Adjustments to reconcile net (loss) to net
           cash (used) by operating activities:
 Depreciation and amortization                          1,147          813
 Non-cash portion of consolidation charge               2,100          --
 Non-cash portion of special warranty reserve           1,350          --
 Acquisition related charges                               --        2,509
 Gain on sale of Echostar stock                       (2,642)          --
 Deferred interest expense                                176          454

Changes in operating assets and liabilities:
 Accounts receivable                                    1,670     (3,174)
 Inventories                                              260     (3,208)
 Other current assets                                     612       (608)
 Accounts payable                                          43         303
 Other accrued liabilities                            (2,486)          91
Net cash (used) by operating activities                 (387)     (3,909)

Cash provided (used) by investing activities:
 Purchases of equipment                               (2,346)     (1,398)
 Proceeds from sale of Echostar stock                   2,835
                                                                       --
 Purchases of short-term investments                       --     (8,826)
 Proceeds from sales of short-term investments             --      13,145
 Acquisition of net assets of Fairchild Data               --     (4,400)
 Purchase of equity interest in Media4                   (95)          --
 Other assets                                              --           3
Net cash provided (used) by investing                     394     (1,476)
activities

Cash provided by financing activities:
 Net borrowings under operating lines of credit         1,625       3,280
 Net borrowings under equipment note                      607           -
 Net payments on convertible notes payable              (675)           -
 Proceeds from issuance of common stock                   197         191
 Treasury stock purchases                             (1,279)        (825)
 Payments of deferred interest                          (112)        ( 28)
Net cash provided by financing activities                 363       2,618

Net increase (decrease) in cash and cash                  370     (2,767)
equivalents
Cash and cash equivalents beginning of period           1,241       3,548
Cash and cash equivalents end of period            $    1,611      $  781

Non-cash transactions:
Acquisition of net assets of Fairchild Data by             --      $1,109
issuance of common stock and warrants
Conversion of Media4, Inc. convertible                    175          --
debenture into equity
Conversion of capital line of credit to a term         $1,036          --
loan

 The Notes to Consolidated Financial Statements are an integral part of these statements.
                            SSE TELECOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

The financial information at June 28, 1997, and for the three and nine month periods ended June 28, 1997 and June 29, 1996, is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 28, 1996 Form 10-K. The results of operations for the three and nine month periods ended June 28, 1997 are not necessarily indicative of the operating results for the full year.

2.  CONSOLIDATION AND OTHER CHARGES

The Company approved a plan to consolidate its manufacturing operation and transfer its satellite modem manufacturing operation from its facility in Scottsdale, Arizona to the Company's Fremont, California facility. A charge of $2.1 million before tax for this consolidation is reflected in the results of operations for the three and nine month period ended June 28, 1997 and reflected as: $900,000 in cost of revenue, $350,000 in marketing, general and administrative, and $850,000 as restructuring charges. The restructuring amount includes $193,000 for employee severance of which the balance is expected to be paid in early fiscal year 1998, $40,000 for the facility lease in Scottsdale, $100,000 reserve for certain liabilities, $100,000 for a write off on leasehold improvements and capital assets, and $417,000 write down of intangibles associated with the acquisition of Fairchild Data. The costs associated with this consolidation are estimates and actual amounts may differ.

3.  CONTINGENT LIABILITIES

A special warranty cost of $1.8 million before tax is reflected in the results of operations for the quarter ended June 28, 1997. This charge, of which $1.35 million remains accrued as of June 28, 1997, reflects costs incurred and estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The problem stems from the recent identification by one of the Company's vendors that a component sold to the Company and used in many of the transceivers produced in the past year was found to be defective in certain cases. The warranty cost accrued is an estimate, actual results could differ materially.

4.  INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At June 28, 1997 and September 28, 1996, inventories consisted of:

          (in thousands)            June 28, 1997  September 28,
                                                            1996
                                      (unaudited)
          Manufacturing raw                $6,876         $5,693
          materials
          Work-in-process                   2,290          6,016
          Finished goods                    1,697            315
                   Total                  $10,863        $12,024

5.  CONVERTIBLE NOTES PAYABLE

At June 28, 1997, the Company had an outstanding balance of $4.08 million on its 6 1/2% convertible subordinated debentures due March 1, 2001, payable to Echostar Communication Corporation. During the first nine months of fiscal 1997 the Company repaid $0.5 million of the debenture principle and $0.2 million of debenture interest.

6.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares outstanding and excludes common equivalent shares outstanding as they are anti-dilutive.

7.  FINANCIAL ACCOUNTING STANDARD NO. 128

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces primary earnings per share ("EPS") with basic EPS, which excludes dilutive common equivalent shares, and requires presentation of both basic and diluted EPS on the face of the statements of income. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The computed basic loss per share is not materially different to the loss per share as reported for the three and nine month periods ended June 28, 1997 and June 29, 1996, respectively. The computed diluted earnings per share is not expected to differ materially from fully diluted earnings per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Information contained in this Form 10-Q that is not historical fact, including any statements about expectations for the fiscal year and
beyond, involve certain risks and uncertainties.   This Form 10-Q
contains "forward-looking" statements: within the meaning of the Private Securities Litigation Reform Act of 1995, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key vendors and consumers and international sales could cause actual results to differ from those described in these statements and current and prospective investors and stockholders should carefully consider these factors in evaluating these forward-looking statements.

The following table sets forth, for the three and nine months ended on the dates indicated, certain income and expense items expressed as an approximate percentage of the Company's total revenues:



                                   Three months ended  Nine months ended
                                       June   June        June   June
                                       28,     29,        28,    29,
                                       1997   1996        1997   1996


Revenue                                 100%   100%        100%   100%
Gross margin                            (3%)    24%         18%    28%
Research and development expense         14%    10%         12%     8%
Marketing, general and administrative    35%    18%         23%    16%
expenses
Write   off  of  acquired  asset   in      -      -           -     4%
process R & D
Acquisition-related asset write-off        -      -           -     4%
Restructuring charges                     9%      -          2%      -
Operating loss                         (61%)   (4%)       (19%)   (4%)
Net interest expense                      1%     2%          1%     1%
Gain on sale of investments, net           -      -        (8%)      -
Loss before income taxes               (62%)   (6%)       (12%)   (5%)
Benefit for income taxes               (22%)   (2%)        (4%)   (2%)
Net loss                               (40%)   (4%)        (8%)   (3%)


Overview

The results in the table above include significant items which are discussed below. These significant items make comparison on a percentage basis between the current and prior fiscal year difficult.

On January 28, 1996, the Company acquired the business and assets of Fairchild Data (the Company's SSE Datacom subsidiary), a manufacturer of satellite modems and related earth station products. Comparisons between the nine month results of fiscal year 1997 and 1996 on an absolute and percentage change basis are affected by the results of the Company's SSE Datacom subsidiary.

In an effort to maximize economies of scale the Company approved a plan to consolidate its manufacturing operation and transfer its satellite modem manufacturing operation from its facility in Scottsdale, Arizona to the Company's Fremont, California facility. As a result of this move the Company recognized $2.1 million in charges for the period ended June 28, 1997. The Company remains committed to its digital product lines including its various modem product offerings. The costs associated with this consolidation are estimates and actual amounts may differ.

A special warranty cost of $1.8 million before tax is reflected in the results of operations for the quarter ended June 28, 1997. This charge, of which $1.35 million remains accrued as of June 28, 1997, reflects costs incurred and estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The problem stems from the recent identification by one of the Company's vendors that provides a component used in many of the transceivers produced in the past year that the component was found to be defective in certain cases. The warranty cost accrued is an estimate, actual results could differ materially. The Company is in discussion with the vendor and believes that the Company may be entitled to recover costs related to the retrofit program. However, the Company is currently unable to estimate such potential recovery, if any.

Revenue. Sales were $9.8 million for the third quarter of fiscal 1997 as compared to $12.6 million for the same period in fiscal 1996, representing a decrease of 22%. Sales for the first nine months of fiscal 1997 were $33.3 million as compared to $34.6 million for the same period in fiscal 1996, representing a decrease of 4%. The decrease in the third quarter of 1997 reflects lower than anticipated sales largely as a result of the component problem reserved for and a delay in modifying a product pursuant to a customers requirement. The yields on the products built with the defective component were affected and was a major factor in the decrease in revenue. To a lesser degree the timing of orders during the quarter, including certain large orders, affected the ability of the Company to react in time to ship within the third quarter of 1997.

Gross Margin. Gross margin was $(300,000) or (3%) of sales in the third quarter of fiscal 1997, compared to $3.0 million or 24% of sales for the third quarter of 1996. Gross margin for the first nine months was $6.0 million or 18% of sales in fiscal 1997 versus $9.8 million or 28% in fiscal 1996. The decline in gross margin percentage from 1996 was due primarily to $2.6 million of costs associated with the special warranty cost mentioned above and the write off of certain inventory associated with consolidating the manufacturing operations. To a lesser extent the margin was impacted by lower volume which impacted manufacturing efficiencies as well as by continued pricing pressures. Excluding the special warranty and consolidation costs, the Company would have achieved a $2.3 million gross margin or 23% of sales for the three months ended June 28, 1997. For the nine months ended June 28, 1997 excluding the special warranty and consolidation costs, gross margin would have been $8.6 million or 26% of sales.

Research and Development. Research and development expenses grew by 10% to $1.4 million or 14% of sales for the third quarter of fiscal 1997 from $1.2 million or 10% of sales for the third quarter of fiscal 1996. Research and development expense grew 35% to $3.9 million or 12% of sales for the first nine months of fiscal 1997 from $2.9 million or 8% of sales in fiscal year 1996. The increase reflects the continuing support of large programs including support for the FAATSAT program with MCI, and the DDT program with the U.S. Government as well as the development of advanced modem products at SSE Datacom.

Marketing, General and Administrative. Marketing, general and administrative expenses were $3.4 million or 35% of sales in the third quarter of fiscal 1997 as compared to $2.2 million or 18% of sales for the same period in fiscal 1996. For the first nine months of fiscal 1997 expenses were $7.5 million or 23% of sales as compared to $5.6 million or 16% of sales in fiscal 1996. Included in marketing, general and administrative expenses for the quarter ended June 28, 1997 is approximately $300,000 of management compensation charges for the Company's former President, and $350,000 of bad debt expense for one of the Company's representatives who is challenging the Company's right to cancel the sales representative agreement and is withholding payment on outstanding sales invoices.

Amortization of Intangible Assets. Amortization expense associated with intangible assets were $49,000 and $129,000 for the three and nine months ended June 28,1997.

Consolidation Charges. The Company recorded $2.1 million of consolidation charges in the third quarter of fiscal year 1997, of which $850,000 was identified as restructuring charges. The restructuring amount consists of $193,000 for employee severance of which the balance is expected to be paid in early fiscal year 1998, $40,000 for the facility lease in Scottsdale, $100,000 reserve for certain liabilites, $100,000 for the write off of leasehold improvements and capital assets, and $417,000 write down for certain intangibles associated with the acquisition of Fairchild Data.

Net Interest Expense. Net interest expense was $112,000 in the third quarter of fiscal 1997. During the same period of last fiscal year, net interest expense was $139,000. The decrease in interest expense reflects the reduction in principal amount of the Company's 6.5% subordinated debenture held by Echostar Communication Corporation offset partially by increased interest expense associated with a larger short term debt balance. The debenture principal was reduced from $8.8 million in fiscal year 1996 to $4.1 million in fiscal year 1997.

Net (Gain) on Sale of Investments. During the first nine months of fiscal 1997 the Company realized a gain of $2.6 million on sales of 92,937 shares of Echostar Communication Corporation (NASDAQ: DISH) common stock. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, purchase of treasury stock, and to fund operating expenditures. As of June 28, 1997 the Company has a total of 709,780 shares of Echostar common stock.

Provision for Income Taxes. The effective tax benefit rate was 35% for the third quarter and first nine months of fiscal year 1997 and 35% and 32% for the third quarter and the first nine months of fiscal year 1996, respectively.

Backlog. The Company's total backlog was $9.4 million at the end of the third quarter of fiscal year 1997, as compared to backlog of $8.9 million at the end of fiscal year 1996. Management expects substantially all backlog to be delivered in fiscal 1997. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.


LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1997, the Company had working capital of $12.8 million, including $1.6 million in cash and cash equivalents, compared with working capital of $16.7 million, including cash and cash equivalents of $1.2 million at September 28, 1996.

Net cash used by operating activities was $387,000 during the first nine months of fiscal 1997 as compared to net cash used of $3.9 million in the similar period of fiscal 1996. Cash used by operations was primarily due to the net gain on sale of Echostar stock offset by the restructuring and special warranty expense, depreciation expense and changes in operating assets and liabilities.

The Company's investing activities provided $394,000 during the first nine months of fiscal 1997 as compared to cash used of $1.5 million during the same period in fiscal year 1996. During the first nine months of fiscal 1997 $2.8 million was realized from the sale of Echostar shares which offset capital expenditures of $2.3 million. The Company participated in Media4's equity funding of $2.4 million by investing an additional $100,000 during the second quarter of fiscal year 1997. In addition, the Company converted $175,000 of Media4's 7% convertible debentures into equity.

The Company's financing activities provided $363,000 during the first nine months of fiscal 1997 as compared to net cash provided of $2.6 million during the first nine months of fiscal year 1996. The Company borrowed $2.2 million from its operating line of credit, reduced convertible debentures by $675,000, made payments of deferred debenture interest of $112,000 and purchased 167,600 shares of treasury stock for $1.3 million.

At  June  28, 1997 the Company's principal sources of liquidity consisted of $1.6 million in cash, and a bank line of credit. At June 28, 1997, $4.6 million was outstanding under the operating line of credit. The equipment line of credit was converted to a 3 year term loan with a principal balance as of June 28, 1997 of $979,000. The lines of credit and term loan require the Company to be in compliance with certain financial covenants. As of June 28, 1997 the Company was not in compliance with certain covenants and has received an extension and waiver on the covenants of its line of credit and term loan. This extension and waiver expires on August 31, 1997. The Company is in negotiations with the bank on its credit facility and plans to renew this lines of credit in fiscal year 1997. In addition, the Company has obtained capital lease financing with a limit of up to $700,000 for capital equipment.

A principal source of capital, the value of the Company's holding of Echostar common stock, is subject to the volatility of the stock price. On September 29, 1997 the Company held 802,717 shares of Echostar stock with a value of $22 million and an unrealized gain of $13 million reported, net of tax, in stockholders' equity. On June 28, 1997 the Company held 709,780 shares of Echostar stock with a value of $11 million and an unrealized gain of $6 million reported, net of tax, in stockholders' equity.

The Company's capital requirements could change in the event of factors such as lower than anticipated demand for the Company's products, the uncertainty of the cost associated with the special warranty expense or unanticipated limitations on debt financing. The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its lines of credit will be adequate to meet its requirements for working capital, capital expenditures, debt services and external investment for the foreseeable future. Due to certain constraints on the ability to sell Echostar shares and potential volatility of the value of the stock, there could be a significant reduction in funding available from the liquidation of Echostar stock. If these events occur, the Company may be required to raise additional capital using other means to meet all of its needs.


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

Dated:  August 12, 1997                           SSE TELECOM, INC.


                                                  By:/s/ Daniel E. Moore
                                                  Daniel E. Moore,
                                                  Chief Executive Officer

                                                  By:/s/ Russ D. Kinsch
                                                  Russ D. Kinsch,
                                                  Chief Financial Officer