Form 10-K
period 1997-09-27
SSE TELECOM INC
filed 1997-12-29
CIK 808220

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
   OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
   OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM          TO

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

                                  Yes X  No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 12, 1997 as reported on the Nasdaq National Market, was approximately $22,994,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On December 12, 1997, there were 5,730,919 shares of the Registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     SSE Telecom, Inc.'s ("SSE Telecom") principal business is the manufacture and sale of satellite telecommunication equipment through its wholly owned subsidiaries, SSE Technologies Inc. ("SSE Technologies"), and SSE Datacom, Inc. ("SSE Data").

     The Company designs, manufactures and markets satellite communications products and systems for the transmission of voice, data, fax and video. The Company's strategic business focus is to grow the business of SSE Telecom by meeting the needs of customers in the satellite communications marketplace. The Company is a customer and market oriented firm with an installed base of over 35,000 transceivers or modems in satellite earth stations located in over 110 different countries. The Company sells its products directly to international telecommunication system integrators as well as to certain sophisticated end users.

     The executive offices of the Company are in the Washington D.C. metropolitan area at Suite 710, 8230 Leesburg Pike, Vienna, Virginia 22182. The operations of SSE Technologies and the administrative offices of the Company are headquartered in Fremont, California. The SSE Data operations are located in Fremont, California and Phoenix, Arizona.

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

     The equipment portion of the satellite communications market is generally segmented into earth station and components submarkets. The earth station market is further divided into large, medium, small, very small aperture terminal
(VSAT), and mobile segments. Generally speaking, these segments are based on the type of application and the size of antenna that is employed in that application. The Company's primary product focus is on the small and VSAT segments of the market. A satellite earth station system generally consists of three primary components: (1) transceivers (2) modems and (3) antennas.

PRODUCTS

     The Company manufactures and sells two of the three key components for earth stations, transceivers and modems. These products are complex assemblies of devices and components designed to perform multiple-circuit functions in a single package. The Company's products, particularly transceivers, have a significant engineering content and require skilled technical labor for assembly and test. In addition to selling separate components, SSE Technologies designs and markets a full range of integrated satellite hardware, including rack-mounted converters. SSE Technologies also selectively provides systems integration services to certain sophisticated end users of satellite earth station products.

TRANSCEIVERS

     Transceivers manufactured by the Company contain microwave downconverters, upconverters, frequency synthesizers and power amplifiers. SSE Technologies designs and manufactures, or procures from qualified outside vendors, all of these individual subassemblies of the transceiver. The transceivers are designed for worldwide use in satellite earth stations such as those using standards set by Intelsat and Eutelsat. SSE Technologies manufactures a variety of transceivers at X, C and Ku-Band frequencies. Most of these products are standard elements of communications systems and, as such, are competitively priced. Transceiver options support many different types of specific applications and, therefore, prices may vary over a wide range. Specific power and frequency requirements may be adjusted to individual customer requirements. Management believes its products have features and performance characteristics in frequency and power options that offer advantages above those of competitors.

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

MODEMS

     SSE Data manufacturers a broad range of modems from a low cost, low data rate closed network modem to a fully featured IBS/IDR high speed modem. In addition to satellite modems, SSE Data manufactures a satellite network monitor and control system product.

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company has two primary competitive advantages that it seeks to capitalize upon, its installed customer base and customer relationships, and the breadth and depth of its product groups. The Company offers over 20 different products, including STAR satellite radios, modems, rack converters, and T-Series. The Company is focused on three primary product areas: (1) radio frequency ("RF") products which include C and Ku-band transceivers and converters, (2) digital products, primarily satellite modems, and (3) system product offerings for Federal government applications. In addition, the Company intends to release a satellite modem/transceiver, Starlink, in early 1998. The Company directs its marketing activities and programs toward international systems integrators of telecommunications equipment and to direct relationships with certain substantial international companies or government agencies who provide their own systems installations. The Company markets and supports its products through a distribution system comprised of a direct sales force, supplemented in international markets by independent sales representatives. Sales promotion is accomplished by direct mail, participation in domestic and international trade shows, advertising in industry and trade publications, telemarketing, and through the World Wide Web.

     The Company provides a full range of technical support, training and repair services for its products. In addition, customers receive direct support from customer service representatives throughout the order entry, manufacturing and delivery scheduling processes to ensure that customer equipment specifications and scheduling needs are addressed. Warranty and repair service is administered by the same representatives, thus enhancing the continuity of customer support. Creating and maintaining long-term customer relationships has been a cornerstone of the Company's overall strategy. Active and energetic sales and support contacts ensure that the Company remains aware of the changing needs and concerns of the customers. This translates into feedback to the product improvement and development processes providing a direct link between market demands and Company products. Support services are provided to the customers by Field Engineers, Customer Service Representatives, System Engineers and Sales Support personnel. Through this base of dedicated support personnel the customer can extend access to virtually all of the expertise available in the Company. Most support services are provided through direct contact via telephone and fax; technical and training support is also provided in the field at customer sites when appropriate. Customers may also receive training at the Company facilities. Technical and service support is now offered directly by personnel based in Europe and Thailand which ensures that the majority of the Company's worldwide customers can contact a representative during business hours.

     The rapidly evolving international markets continue to be an important source of revenue for the Company. The Company has an installed base of products in over 110 countries. Direct export revenues accounted for 45% of the Company's revenues in 1997, 56% of the Company's revenues in 1996 and 48% of the Company's revenues in 1995. No individual geographic region represented a significant portion of revenues. The Company's customer base is diverse with the U.S. Government accounting for 11% of total 1997 revenue.

MANUFACTURING

     The Company manufactures its products in Fremont, California. This facility is certified ISO 9001 compliant. The primary manufacturing focus during 1997 was the manufacture of STAR transceivers, the development and introduction of two new modem products, and the continued development of the Starlink modem/transceiver. STAR, introduced in late 1996, is the latest design in a series of advanced satellite transceiver products, utilizing Monolithic Microwave Integrated Circuit (MMIC) technology.

COMPETITION

     The overall market for the products and services which the Company provides is highly competitive. There are a dozen or more other firms which compete with the Company with one or more competitive product offerings, although none of these competitors dominate the industry. Certain of the Company's competitors have greater financial and personnel resources. This competition has caused the Company to lower its average selling prices on some of its base business. To the extent that the Company's products are not proprietary or patentable, they may be subject to duplication and exploitation by its competition. The Company has several principal competitors, each of whom produce some products which are similar to the type produced by the Company. The Company believes that no single competitor offers the diversity or depth of the RF products, notably transceivers, that are manufactured by SSE Technologies.

     Management believes competition in the industry is principally based upon price, performance, and support. However, in most cases with significant customers, technical expertise, the ability to deliver products on a timely basis and the quality of the products and services provided over a sustained period of time are key competitive factors.

     Management believes that it has a significant current share of the point to point segment (for example, two way rural telephony) of the satellite earth station marketplace, via its complete transceiver and modem product lines.

     Companies competing in the satellite communications market today are generally affected by three primary influences:

          1. Increasing emphasis on smaller earth station applications, due to compression and other technologies.

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

RESEARCH AND DEVELOPMENT AND SUSTAINING ENGINEERING

     The Research and Development group supports all aspects of the product life cycle: new product development, adding or enhancing features on existing products, and sustaining engineering on mature products. The Company has added several new modem products as a result of its fiscal year 1997 developments and expects to release its new Starlink product line in early 1998. The Company now has a wide variety of products in its product family as a result of the investment made in research and development. Research and development expenses were approximately $5.1 million or 11% of sales during fiscal 1997, $4.2 million in fiscal 1996, and $3.0 million in fiscal 1995. The increase in research and development expenditures principally relates to (1) the Company's development of advanced digital modem products (2) increased integrated system products and content and (3) sustaining engineering for the STAR product line. The Company plans to continue its commitment to research and development in fiscal 1998. Research and development expenses are expected to continue at current levels in future periods but may vary as a percentage of sales.

PERSONNEL

     As of September 27, 1997, the Company employed a total of 235 people. The Company's employees are not represented by a labor organization nor is the Company party to any collective bargaining agreement. The Company has never experienced an employee strike or work stoppage. The Company considers its relations with its employees to be good.

BACKLOG

     SSE Telecom, Inc. had a backlog of firm orders of $11,027,000 at September 27, 1997, and management expects all of the orders to be delivered within fiscal 1998. The current backlog compares to a backlog of $8,872,000 at September 28, 1996, and $7,600,000 at September 30, 1995. The backlog is generally representative of the historical product and customer mix. Backlog as of December 12, 1997 was approximately $10,063,000.

     The Company does not believe that backlog is necessarily indicative of future revenue, due to various uncertainties. Timing differences from year to year as to the receipt of large orders and changes in factory production make meaningful year to year comparisons of backlog difficult.

FOREIGN CURRENCY

     All contracts with foreign customers are negotiated in United States dollars.

ITEM 2.  PROPERTIES

     SSE Technologies occupies two facilities: 37,000 square feet at 47823 Westinghouse Drive, Fremont, California and approximately 11,000 square feet at 47436 Fremont Boulevard, Fremont, California. Both facilities are leased with the lease on the first facility expiring in June 2001, and the lease on the second facility expiring in July 1998. SSE Data is located at 5025 East Washington, Phoenix, Arizona, with approximately 7,000 square feet under lease, expiring in October 2000. The Company maintains its executive offices and regional sales support functions at its 4,000 square foot office in the Washington, D.C. metropolitan area under a lease expiring in October 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation and is not aware of any threatened litigation which would have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company has one series of common stock, $.01 par value common stock, the holders of which have full voting rights. At December 12, 1997, there were approximately 150 holders of record of the Company's common stock. This number is based upon the number of stockholders of record as reported by the American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

     The Company's common stock is listed on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the trading symbol "SSET" and is listed in the Wall Street Journal and in other newspapers. The following table sets forth representative high and low closing prices in the NASDAQ system for the specified periods. At December 12, 1997, the closing bid for the Company's common stock as quoted on NASDAQ was $5 1/4.

                                                                      HIGH        LOW
                                                                    --------    --------
            1997
            First Quarter.........................................    $9 3/8      $7 1/4
            Second Quarter........................................     8 3/4       7 1/4
            Third Quarter.........................................     7 1/2       5 9/16
            Fourth Quarter........................................     6 5/8       4 5/8

                                                                     HIGH        LOW
                                                                   --------    --------
            1996
            First Quarter........................................   $10 1/4      $6 7/8
            Second Quarter.......................................    11 1/8       8 1/2
            Third Quarter........................................    14 7/8       9 1/8
            Fourth Quarter.......................................    11 1/8       8 3/8

     The Company follows the policy of reinvesting all earnings to finance expansion of its business. No change in this policy is contemplated in the foreseeable future. The board of directors has not declared dividends in the last five years and does not have present plans to declare dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                             FISCAL YEARS ENDED
                                           -------------------------------------------------------
          SUMMARY OF OPERATIONS             1997        1996        1995        1994        1993
-----------------------------------------  -------     -------     -------     -------     -------
                                            (DOLLARS AND SHARES IN THOUSANDS EXCEPT FOR PER SHARE
                                                                    DATA)
Revenue..................................  $45,764     $46,220     $33,569     $30,173     $29,321
  Cost of revenue........................   36,431      33,697      22,952      19,997      19,041
Gross margin.............................    9,333      12,523      10,617      10,176      10,280
Expenses:
  Research and development...............    5,071       4,179       2,958       2,543       2,201
  Marketing, general and
     administrative......................    9,512       7,721       5,829       4,733       4,513
  Write-off of acquired in-process R&D...       --       1,404          --          --          --
  Acquisition related asset writedown....       --       1,105          --          --          --
  Restructuring..........................      850          --          --          --          --
Operating (loss) income..................   (6,100)     (1,886)      1,830       2,900       3,566
  Net (gain) on sale of investments......   (3,730)     (2,584)         --      (1,227)         --
  Net interest expense...................      524         479         223         147          --
  Other expense..........................       14          --          94         586         579
Income (loss) before income taxes........   (2,908)        219       1,513       3,394       2,987
  Provision (benefit) for income taxes...   (1,018)         88         414       1,224       1,078
  Net income (loss)......................  $(1,890)    $   131     $ 1,099     $ 2,170     $ 1,909
Net income (loss) per share:
  Primary................................  $ (0.32)    $  0.02     $  0.20     $  0.40     $  0.37
  Cash dividends paid....................  $    --     $    --     $    --     $    --     $    --
  Shares used in computing net income
     (loss) per share....................    5,820       5,595       5,587       5,467       5,113
BALANCE SHEET:
  Total current assets...................  $28,547     $27,214     $21,874     $21,652     $10,680
  Total assets...........................   47,557      55,263      37,823      25,034      13,310
  Total current liabilities..............   14,823      11,238       4,222       3,890       4,871
  Total long-term liabilities............    9,191      12,737      14,044       9,781         854
  Stockholders' equity...................   23,543      31,288      19,557      11,363       7,585

The table above sets forth selected consolidated financial data of SSE Telecom,
     Inc. and should be read in conjunction with the Consolidated Financial
        Statements and Notes thereto included elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Fiscal 1997 was a challenging year for SSE Telecom. The Company's financial results were adversely impacted by lower than anticipated throughput and a defective component in certain of its satellite earth station products. In addition, the Company restructured its modem manufacturing operations by closing the Scottsdale, Arizona facility and consolidating it in Fremont, California with the transceiver product lines. As part of the restructuring the Company relocated its digital engineering group to a new facility in Phoenix, Arizona.

     The Company made significant progress in the development of two new modem products, the SM3000 and SM4000. The SM3000 was introduced and began shipping in the fourth quarter of 1997. The SM4000 hardware is in production and the final software routines are being completed with the first shipments expected in the second quarter of fiscal 1998.

     The Company also made significant progress in its new Starlink product line. This modem/transceiver combination is also scheduled to begin shipping in early 1998.

     During the fiscal year the Company repurchased approximately 167,600 shares of its own stock at various times and prices in the market. The average price of treasury stock acquired in fiscal year 1997 was $7.64 per share.

     The Company ended the year with $11.0 million in backlog. This was a 24.3% increase from 1996 year end of $8.9 million, and a 45.1% increase over the 1995 balance of $7.6 million.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS 1997, 1996 AND 1995

     REVENUE: Sales were $45.8 million for fiscal 1997 as compared to $46.2 million in fiscal 1996 and $33.6 million in fiscal 1995, representing a year-to-year decrease of less than one percent in 1997 compared to an increase of 37.7% in 1996. The slight decline in revenue for fiscal 1997 as compared to fiscal 1996 resulted from declines in the average selling prices in the Company's transceiver products, partially offset by higher revenues generated by the Company's modem products. The growth in fiscal 1996 was attributable to the inclusion of digital modem product lines acquired from Fairchild Data Corporation as well as increased sales of the Company's transceiver products. SSE Data sales were $8 million in fiscal 1996.

     GROSS MARGIN: The gross margin was $9.3 million or 20.4% of sales in fiscal 1997, compared to $12.5 million or 27.1% and $10.6 million or 31.6% of sales in fiscal 1996 and fiscal 1995, respectively. The gross margin dollar and percentage decrease in 1997 was due to a defective component in certain of the Company's satellite transceivers for which the Company recorded a $1.8 million special warranty charge, the impact of the restructuring of the modem manufacturing operations, and increased competition resulting in declines in the average selling price of the Company's products. The gross margin percentage decline in fiscal 1996 was caused by several factors as well: competitive price reductions, product mix shifts toward lower power transceiver models that carry lower margins and the significantly higher manufacturing startup costs associated with the new STAR line of transceivers. The Company expects the gross margin percentage to return to past levels as the new product lines come into full production in 1998. However, there can be no assurance that competitive pressure on average selling prices will not reduce gross margin in the future, that the product mix will continue at its current levels, or that full manufacturing efficiencies will be achieved upon reaching full production levels.

     OPERATING EXPENSES: Research and development spending grew by 21.3% to $5.1 million in fiscal 1997, from $4.2 million in fiscal 1996, and from $3.0 million in fiscal 1995. Research and development expenses as a percentage of sales were 11.1%, 9.0% and 8.8% in fiscal 1997, 1996 and 1995, respectively. The increase in research and development expense relates to the Company's continued sustaining engineering and improved manufacturability efforts on the Star product line, development of advanced digital modem products, and increased system content in various products. The Company plans to continue its commitment to research and development in fiscal 1998. Research and development expenses are expected to remain stable in absolute dollars in near term future periods, but may vary as a percentage of sales.

     Marketing, general and administrative expenses were $9.5 million or 20.8% of sales in fiscal 1997, compared to $7.7 million or 16.7% of sales in fiscal 1996, and $5.8 million or 17.4% of sales in fiscal 1995. The increase in fiscal 1997 in absolute dollars and as a percentage of sales was due to increases in bad debts primarily attributable to the non payment of receivables from one of the Company's representatives who is refusing to pay because the Company canceled its sales representation agreement, certain compensation and severance costs associated with the Company's former president, and higher commission expenses. The increase in expense in fiscal 1996, as compared with the prior fiscal year, was primarily related to the increased costs associated with larger sales and sales support staffs, commission expenses resulting from higher sales levels, and sales and marketing programs to launch new products and to enter into new markets worldwide. The Company's investment in its marketing, general and administrative functions may vary as a percentage of sales in the future.

     Restructuring expenses associated with the consolidation of the company's manufacturing facilities was $850,000 and consisted of a write down for certain intangibles acquired as part of the purchase of the assets of Fairchild Data Corporation in fiscal 1996, severance for employees which was paid in early fiscal 1998, and other various costs incurred in transferring the manufacturing capability in Scottsdale, Arizona and consolidating it with the transceiver product lines in Fremont, California.

     GAIN ON SALES OF INVESTMENTS: During fiscal 1997, the Company sold 176,937 shares of its total 802,717 shares of Echostar Communication Corporation ("Echostar") common stock. The Echostar stock was acquired in December 1994 in exchange for the Company's 91.2% interest in Directsat Corporation, a direct broadcast satellite licensee. The Company realized a pre-tax gain of approximately $3.7 million, net of commission and transaction expenses, on the sale of the shares in 1997. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, purchase of treasury stock, and to fund general working capital requirements. As of September 27, 1997, the Company held a total of 625,780 Echostar shares and plans to continue to sell shares in an orderly fashion.

     NET INTEREST EXPENSE: Net interest expense was $524,000, $479,000 and $223,000 in fiscal 1997, 1996 and 1995, respectively. The increase in interest expense during fiscal 1997 reflects higher levels of borrowing throughout the year. During fiscal 1997, 1996, and 1995 the Company had earned interest income which lowered net interest expense.

     PROVISION FOR INCOME TAXES: The Company's effective income tax (benefit) rate was (35.0%), 40.0% and 27.4% in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The increase in tax rate in fiscal 1996 from 1995 was mainly attributable to the non-deductible nature of the cost associated with warrants issued to Echostar and lower tax benefits from foreign sales and research and development credit. The income tax benefit for fiscal 1997 relates principally to the federal tax effect of the current year loss.

     LIQUIDITY AND CAPITAL RESOURCES: At September 27, 1997, the Company had working capital of $13.7 million, including cash and cash equivalents of $408,000 compared to working capital at September 28, 1996 of $16.0 million, including cash and cash equivalents of $1.2 million.

     Net cash used in operating activities was $3.4 million in 1997 compared to net cash used from operating activities of $6.0 million in 1996 and net cash provided by operating activities of $4.6 million in 1995. Cash flow from operations was negative in 1997 principally due to the loss from operations and increases in inventory, offset by increases to accounts payable and the impact of non-cash charges in 1997 for depreciation and amortization, a special warranty charge and consolidation of the Company's manufacturing operations.

     The Company's investing activities provided $2.7 million in fiscal 1997 as compared to $257,000 used in fiscal 1996 and cash used of $6.1 million in fiscal 1995. The cash provided in fiscal 1997 resulted from the sale of Echostar common stock net of increases in capital equipment purchases.

     The Company's financing activities in fiscal 1997 included the expenditure of $1.3 million to purchase an additional 167,600 shares of the Company's common stock. The Company repaid $675,000 of principal on the Company's 6 1/2% convertible subordinated debentures payable to Echostar. The Company financed a portion of its operating cash requirements with the borrowing of $1.6 million in bank line of credit and the three year term loan.

     During fiscal 1997, the Company continued its investment in Media4 Inc. ("Media4") along with Alcatel Telspace as an equal co-investor. Media4 is a privately held developer of products for distribution of multimedia information over wireless networks to personal computers. This emerging market is complementary to the Company's business and the Company offers Media4 products through its own international distribution channels. During 1997, the Company purchased an additional $96,000 of common stock and converted $175,000 of convertible debentures with Media4 to equity in Media4.

     At September 27, 1997, the Company's principal sources of liquidity consisted of $408,000 in cash and cash equivalents. The Company was operating under a temporary line of credit which was available through November. On October 21, 1997, the Company entered into a new credit facility with a new bank which allows for a line of credit of $5.0 million for operations and a $900,000 three year term loan with a provision for another $500,000 three year term loan subject to collateral availability. At September 27, 1997, $4.1 million was outstanding under the previous operating line of credit and $863,000 was outstanding under a three year equipment loan. On October 21, 1997, the new operating line of credit repaid those amounts. The new operating line of credit and equipment term loan expiration dates are February 1, 1999 and September 30, 2000, respectively. In addition, the Company has a $700,000 capital lease line of credit, with an outstanding balance of $447,000 at September 27, 1997.

     A principal source of capital, the value of the Company's holding of Echostar common stock, is subject to the volatility of the stock price. On September 27, 1997 the Company held 625,780 shares of Echostar stock with a value of $13 million and an unrealized gain of approximately $8 million reported, net of tax, in stockholders' equity.

     The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its lines of credit and term loans will be adequate to meet its requirements for working capital, capital expenditures, debt services and external investment for the foreseeable future. Due to certain constraints on the ability to sell Echostar shares and potential volatility of the value of the stock, there could be a significant reduction in funding available from the liquidation of Echostar stock.

     FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS: Information contained in this Annual Report contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key consumers in international sales could cause actual results to differ from those described in these statements and prospective investors and stockholders should carefully consider these factors in evaluating these forward-looking statements. Particular factors that may affect future financial results are:

          1. Sales of the Company's products are concentrated in a small number of customers. For fiscal 1997, the largest five customers accounted for 38% of sales. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a substantial portion of shipments historically have occurred near the end of each quarter. Accordingly, the Company's results are difficult to predict and delays in product delivery or closing of a sale can cause revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter.

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

          3. The Company's manufacturing operations are highly dependent upon the delivery of quality materials by outside suppliers in a timely manner. From time to time the Company has experienced delivery delays from key suppliers which impacted sales. In addition, as was experienced in 1997, certain vendor supplied materials occasionally have quality issues which impact sales and customer support costs. There can be no assurance that the Company will not experience material supply problems or component issues in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
SSE Telecom, Inc.

     We have audited the accompanying consolidated balance sheets of SSE Telecom, Inc. as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended September 27, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSE Telecom, Inc. at September 27, 1997, and September 28, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
December 4, 1997

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    SEPTEMBER 27,     SEPTEMBER 28,
                                                                        1997              1996
                                                                    -------------     -------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................................     $   408           $ 1,241
  Accounts receivable
     (net of allowance for doubtful accounts of $622 and $420 in
     1997 and 1996, respectively).................................      10,096            10,927
  Related party accounts receivable...............................         965               114
  Inventories.....................................................      12,888            12,024
  Deferred tax assets.............................................       3,067             1,963
  Other current assets............................................       1,123               945
                                                                       -------           -------
          Total current assets....................................      28,547            27,214
Property, equipment, and leasehold improvements, at cost
  Equipment.......................................................       9,055             7,795
  Furniture, fixtures and leasehold improvements..................       3,349             2,947
                                                                       -------           -------
                                                                        12,404            10,742
Less accumulated depreciation and amortization....................       8,063             6,835
                                                                       -------           -------
Net property, equipment, and leasehold improvements...............       4,341             3,907
Long-term investments.............................................      14,519            23,421
Other assets......................................................         150               721
                                                                       -------           -------
          Total assets............................................     $47,557           $55,263
                                                                       =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit..................................................     $ 4,095           $ 3,342
  Accounts payable................................................       3,833             3,855
  Related party accounts payable..................................       2,237               420
  Accrued salaries and employee benefits..........................       1,503             1,447
  Warranty........................................................       1,745               995
  Other accrued liabilities.......................................         755               184
  Income taxes payable............................................          --               672
  Current portion of capital lease liability......................          79                --
  Current portion of convertible notes payable....................         272               323
  Current portion of term loan....................................         304                --
                                                                       -------           -------
          Total current liabilities...............................      14,823            11,238
  Deferred tax liabilities........................................       4,461             8,310
  Convertible notes payable.......................................       3,803             4,427
  Capital lease liability.........................................         368                --
  Bank note payable...............................................         559                --
Commitments and contingencies (Notes 9 & 10)
Stockholders' equity
  Common stock $.01 par value per share
     (30,000,000 shares authorized; 5,955,187 and 5,911,671 shares
     issued and in outstanding 1997 and 1996, respectively).......          60                59
  Additional paid in capital......................................      12,486            12,276
  Treasury stock (at cost, 224,643 shares and 57,043 shares in
     1997 and 1996, respectively).................................      (1,782)             (502)
  Retained earnings...............................................       4,835             6,725
  Net unrealized gain on available for sale investments...........       7,944            12,730
                                                                       -------           -------
Total stockholders' equity........................................      23,543            31,288
                                                                       -------           -------
          Total liabilities & stockholders' equity................     $47,557           $55,263
                                                                       =======           =======

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR YEARS ENDED SEPTEMBER 27, 1997, SEPTEMBER 28, 1996, AND SEPTEMBER 30, 1995
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                 1997        1996        1995
                                                                -------     -------     -------
Revenue.......................................................  $45,764     $46,220     $33,569
Cost of revenue...............................................   36,431      33,697      22,952
                                                                -------     -------     -------
  Gross margin................................................    9,333      12,523      10,617
Expense
  Research and development....................................    5,071       4,179       2,958
  Marketing, general and administrative.......................    9,512       7,721       5,829
  Write-off of acquired in-process R&D........................       --       1,404          --
  Acquisition related asset writedown.........................       --       1,105          --
  Restructuring...............................................      850          --          --
                                                                -------     -------     -------
Operating income (loss).......................................   (6,100)     (1,886)      1,830
                                                                -------     -------     -------
Gain on sale of investments, net of transaction expense.......   (3,730)     (2,584)         --
Net interest expense..........................................      524         479         223
Other expense.................................................       14          --          94
                                                                -------     -------     -------
Income (loss) before income taxes.............................   (2,908)        219       1,513
Provision (benefit) for income taxes..........................   (1,018)         88         414
                                                                -------     -------     -------
Net income (loss).............................................  $(1,890)    $   131     $ 1,099
                                                                =======     =======     =======
Primary net income (loss) per share...........................  $ (0.32)    $  0.02     $  0.20
                                                                =======     =======     =======
Shares used in computing primary net income (loss) per
  share.......................................................    5,820       5,595       5,587

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR YEARS ENDED SEPTEMBER 27, 1997, SEPTEMBER 28, 1996, AND SEPTEMBER 30, 1995
                             (DOLLARS IN THOUSANDS)

                                                                1997        1996         1995
                                                               -------     -------     --------
Operating Activities:
Net income (loss)............................................  $(1,890)    $   131     $  1,099
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization..............................    1,372       1,149          633
  Non-cash portion of consolidation charge...................    2,100          --           --
  Non-cash portion of special warranty reserve...............    1,157          --           --
  Acquisition related charges................................       --       2,509           --
  Gain on sale of long-term investments......................   (3,730)     (2,584)          --
  Deferred income taxes......................................   (1,068)     (1,329)          --
Changes in operating assets and liabilities:
  Accounts receivable........................................     (370)     (2,238)       2,186
  Inventories................................................   (1,764)     (3,250)        (371)
  Other current assets.......................................      133        (579)        (217)
  Accounts payable...........................................    1,795          28          602
  Accrued salaries and employee benefits.....................       56         358            6
  Income taxes payable.......................................     (983)        361           36
  Other accrued liabilities..................................     (171)       (551)         664
                                                               -------     -------     --------
Net cash provided (used) by operating activities.............   (3,363)     (5,995)       4,638
                                                               -------     -------     --------
Investing Activities:
  Purchases of equipment.....................................   (1,303)     (2,392)      (1,133)
  Purchases of short-term investments........................       --      (8,794)     (13,512)
  Proceeds from sales of short-term investments..............       --      13,145        9,171
  Proceeds from sales of Echostar shares.....................    4,056       2,974           --
  Acquisition of net assets of Fairchild Data................       --      (4,400)          --
  Investment in Media4.......................................      (96)       (700)        (341)
  Other assets...............................................       --         (90)        (268)
                                                               -------     -------     --------
Net cash provided (used) by investing activities.............    2,657        (257)      (6,083)
                                                               -------     -------     --------
Financing Activities:
  Borrowings under bank line of credit.......................    1,617       2,970           --
  Borrowings under equipment line payable....................       --         372           --
  Payments on notes payable..................................       --          --       (1,168)
  Payments on convertible notes payable......................     (675)     (4,000)          --
  Proceeds from sale of common stock to Alcatel Telspace.....       --       6,729           --
  Proceeds from other issuances of common stock net of tax
     benefit.................................................      211       1,253          336
  Repurchase of common stock.................................   (1,280)     (3,379)        (428)
  Payment of stockholders' notes receivable..................       --          --          135
                                                               -------     -------     --------
Net cash provided (used) by financing activities.............     (127)      3,945       (1,125)
                                                               -------     -------     --------
Net increase (decrease) in cash and cash equivalents.........     (833)     (2,307)      (2,570)
  Cash and cash equivalents beginning of period..............    1,241       3,548        6,118
  Cash and cash equivalents end of period....................      408       1,241        3,548
                                                               -------     -------     --------
Non-cash transactions
Conversion of Media4, Inc. convertible debenture into
  equity.....................................................      175          --           --
Acquisition of net assets of Fairchild Data by issuance of
  common stock and warrants..................................       --       1,109           --
Directsat/Echostar Exchange..................................       --          --        1,689
                                                               -------     -------     --------

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR YEARS ENDED SEPTEMBER 27, 1997, SEPTEMBER 28, 1996, AND SEPTEMBER 30, 1995
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                                        NET
                                                                                                                    UNREALIZED
                                    COMMON STOCK                     TREASURY STOCK                                   GAIN ON
                                 ------------------   ADDITIONAL   -------------------   STOCKHOLDERS'               AVAILABLE
                                  NUMBER               PAID-IN      NUMBER                   NOTES       RETAINED    FOR SALE
                                 OF SHARES   AMOUNT    CAPITAL     OF SHARES   AMOUNT     RECEIVABLE     EARNINGS   INVESTMENTS
                                 ---------   ------   ----------   ---------   -------   -------------   --------   -----------
BALANCE, OCTOBER 1, 1994........   5,460      $ 54     $  6,410         79     $  (461)      $(135)      $ 5,495           --
Issuance of common stock upon
  exercise of options and
  warrants......................      71         1          237         --          --          --            --           --
Tax benefit of stock option
  exercises.....................      --        --           99         --          --          --            --           --
Repurchase of common stock......      --        --           --         64        (428)         --            --           --
Stockholders' notes
  receivable....................      --        --           --         --          --         135            --           --
Net unrealized gain on
  available-for-sale
  investments...................      --        --           --         --          --          --            --        7,051
Net income......................      --        --           --         --          --          --         1,099           --
BALANCE, SEPTEMBER 30, 1995.....   5,531        55        6,746        143        (889)         --         6,594        7,051
Issuance of common stock upon
  exercise of options and
  warrants......................     206         2          632         --          --          --            --           --
Issuance of common stock and
  warrants upon acquisition of
  Fairchild Data................     100         1        1,108         --          --          --            --           --
Issuance of common stock and
  warrants to Alcatel
  Telspace......................      75         1        2,961       (450)      3,767          --            --           --
Issuance of warrants to
  Echostar......................      --        --          208         --          --          --            --           --
Tax benefit of stock option
  exercises.....................      --        --          621         --          --          --            --           --
Repurchase of common stock......      --        --           --        364      (3,380)         --            --           --
Change in net unrealized gain on
  available-for-sale
  investments...................      --        --           --         --          --          --            --        5,679
Net income......................      --        --           --         --          --          --           131           --
BALANCE, SEPTEMBER 28, 1996.....   5,912        59       12,276         57        (502)                    6,725       12,730
Issuance of common stock upon
  exercise of options...........      43         1          180         --          --          --            --           --
Issuance of warrants to
  Echostar......................      --        --           30         --          --          --            --           --
Repurchase of common stock......      --        --           --        168      (1,280)         --            --           --
Change in net unrealized gain on
  available-for-sale
  investments...................      --        --           --         --          --          --            --       (4,786)
Net income (loss)...............      --        --           --         --          --          --        (1,890)          --
BALANCE, SEPTEMBER 27, 1997.....   5,955      $ 60     $ 12,486        225     $(1,782)      $  --       $ 4,835      $ 7,944


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  -------------
BALANCE, OCTOBER 1, 1994........     $11,363
Issuance of common stock upon
  exercise of options and
  warrants......................         238
Tax benefit of stock option
  exercises.....................          99
Repurchase of common stock......        (428)
Stockholders' notes
  receivable....................         135
Net unrealized gain on
  available-for-sale
  investments...................       7,051
Net income......................       1,099
BALANCE, SEPTEMBER 30, 1995.....      19,557
Issuance of common stock upon
  exercise of options and
  warrants......................         634
Issuance of common stock and
  warrants upon acquisition of
  Fairchild Data................       1,109
Issuance of common stock and
  warrants to Alcatel
  Telspace......................       6,729
Issuance of warrants to
  Echostar......................         208
Tax benefit of stock option
  exercises.....................         621
Repurchase of common stock......      (3,380)
Change in net unrealized gain on
  available-for-sale
  investments...................       5,679
Net income......................         131
BALANCE, SEPTEMBER 28, 1996.....      31,288
Issuance of common stock upon
  exercise of options...........         181
Issuance of warrants to
  Echostar......................          30
Repurchase of common stock......      (1,280)
Change in net unrealized gain on
  available-for-sale
  investments...................      (4,786)
Net income (loss)...............      (1,890)
BALANCE, SEPTEMBER 27, 1997.....     $23,543

  The Notes to Consolidated Financial Statements are an integral part of these statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and method of consolidation: The Company's principal business is the manufacture and sale of satellite telecommunications equipment. The Company conducts these operations through SSE Technologies, a wholly owned subsidiary, and SSE Datacom ("SSE Data"), a wholly owned subsidiary formed in connection with the asset purchase of Fairchild Data Corporation ("Fairchild Data") in January 1996.

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

     At September 27, 1997 and September 28, 1996 inventories consisted of:

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Raw materials............................................  $ 5,000     $ 5,693
        Work-in-process..........................................    5,703       6,016
        Finished goods...........................................    2,185         315
                                                                   -------     -------
                  Total..........................................  $12,888     $12,024
                                                                   =======     =======

     Depreciation and amortization: Depreciation and amortization is provided on a straight-line basis over estimated useful lives of the related assets ranging from two to five years. Asset purchases under capitalized lease arrangements are generally depreciated over the shorter of the assets estimated useful life or the lease term. Leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

     Advertising expenses: The Company accounts for advertising costs as a expense in the period in which they are incurred. Advertising expenses for fiscal 1997, 1996, and 1995 were approximately $515,000, $365,000, and $300,000, respectively.

     Net income (loss) per share: Net income (loss) per share is computed based on the weighted average number of common shares and, if applicable, dilutive common equivalent shares outstanding during each period presented.

     Stock-based compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Combined Companies adopted FAS 123 in 1996. The Combined Companies account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, and have adopted the "disclosure only" alternative described in FAS 123.

     Concentration of credit risk: The Company designs, develops, manufactures, markets, and supports satellite telecommunication equipment and systems for customers in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company has a policy that requires a letter of credit or credit insurance for credit-worthy customers that request sales under extended terms.

     Market Risk: Sales of the Company's products are concentrated in a small number of customers. For fiscal 1997, five customers accounted for 38% of sales. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts, inventory reserves, accrued liabilities, and other reserves. Actual results could differ from those estimates.

     Effect of New Accounting Standards: The Financial Accounting Standards Board has issued Statement of Financial Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces primary earnings per share ("EPS") with basic EPS, which excludes dilutive common stock equivalent shares, and requires presentation of both basic and diluted EPS on the face of the statements of operations.

     Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented, The computed basic net income (loss) per share is not materially different from the net income (loss) per share as reported for the year ended September 27, 1997 and September 28, 1996, respectively. The computed diluted net income (loss) per share is not expected to differ materially from fully diluted earnings (loss) per share.

     The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and requires reclassification of earlier periods presented. Had SFAS 130 been adopted in the current year, the impact on comprehensive income would be an additional decrease in earnings of $2,362,000, net of taxes.

     Reclassification: Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the fiscal 1997 presentation.

2. ASSET ACQUISITION OF FAIRCHILD DATA CORPORATION:

     On January 29, 1996, the Company completed the acquisition of the business of Fairchild Data Corporation ("Fairchild Data" or "SSE Data"), a subsidiary of The Fairchild Corporation, via an asset purchase agreement. Accordingly, the results of operations of SSE Data are included in the financial statements from the date of acquisition. Acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired.

     The Company acquired substantially all the assets of Fairchild Data, at a cost of approximately $5.5 million, consisting of approximately $4.4 million in cash, 100,000 shares of the Company's common stock, and warrants to acquire 50,000 shares of the Company's common stock. An additional 100,000 contingent shares of the Company's common stock was to be issued if certain earnings levels were attained by SSE Data prior to January 1, 1997. Such earnings levels were not achieved and, accordingly, such shares were not issued to the Fairchild Corporation. The purchase price was allocated to the acquired assets and liabilities based on an independent valuation. Amounts allocated to developed technology, assembled workforce, trade name and distributor relationships are amortized on a straight-line basis over periods of two to eight years. In the third quarter of fiscal 1997, these amounts were written down an additional $417,000 as part of the restructuring charge (see Note 13). Amounts allocated to in-process research and development of approximately $1.4 million were expensed along with $1.1 million for the write off of duplicative assets at SSE Technologies, including network software and several models of modem products, in the second quarter of fiscal 1996.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Fairchild Data had occurred at the beginning of fiscal 1996 and does not purport to be indicative of results which may occur in the future.

                                                                    1996*       1995
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Revenues.................................................  $50,502     $46,573
        Net income...............................................  $ 1,314     $   402
        Net income per share.....................................  $  0.23     $  0.07

---------------
* The write off of acquired in-process research and development of $1.4 million and the acquisition related asset writedown of $1.1 million, were not considered in the above pro forma summary.

3. RELATIONSHIP WITH ALCATEL TELSPACE

     In September 1996, Alcatel Telspace S. A. ("Alcatel Telspace"), a unit of Alcatel Telecom of France, purchased 525,000 shares of the Company's common stock. In addition Alcatel Telspace received a three year warrant to purchase up to another 300,000 shares of the Company's common stock at the market price at the time of exercise but not less than $11.00 per share. The Company received aggregate proceeds of $6,751,500 in connection with this transaction. Alcatel Telspace also purchased an additional 100,000 shares of common stock from two members of the Company's senior management for $1,075,000 or $10.75 per share, which was the fair market value of the Company's common stock at that time. As a result, Alcatel Telspace owns approximately 10% of the Company's outstanding common stock.

     Alcatel Telspace and the Company also entered into an agreement outlined in a Joint Product Policy to identify certain satellite telecommunications products which may be jointly developed and marketed by each party. The intent of the Joint Product Policy is to add additional products to each company's product or systems offerings thereby potentially increasing market share. The two companies have collaborated in the development of certain satellite communications equipment in the past, although there can be no assurance that future products or systems will be jointly developed. Alcatel Telspace is currently a primary supplier of a key component in the Company's STAR satellite transceiver products.

4. INVESTMENTS

     The Company has classified all investments, except its common stock investment in Media4, Inc. ("Media4") as available for sale. Available-for-sale securities are stated at fair value with the unrealized gain and losses, net of taxes, reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in the consolidated statements of income. The cost of securities sold is based on the average cost method.

     Investments with maturities of less than one year at the balance sheet date are classified as short-term investments. Investments with maturities greater than one year at the balance sheet date are classified as long-term investments.

     On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat Corporation, a direct broadcast satellite licensee, which resulted in the receipt of 912,717 shares of Echostar Communications Corporation ("Echostar"), Class A common stock. The Company sold 176,937 shares and 110,000 shares at net realized gains before taxes of $3,730,000 and $2,792,000 in fiscal 1997 and fiscal 1996, respectively. As of September 27, 1997, the Company had 625,780 shares remaining with the closing price on that date of $21 3/8.

     On June 16, 1995, the Company and Alcatel Telspace agreed to invest equally in Media4. Media4 is a privately held developer of products for distribution of multimedia information over wireless networks to personal computers. This emerging market is complimentary to the Company's business and SSE Telecom intends to offer Media4 products through its own international distribution channels. During fiscal 1997, the Company converted $175,000 of debentures in Media4 to common stock and invested an additional $96,000 in Media4. At September 27, 1997, the Company had invested approximately $965,000 in Media4 common stock and held $175,000 in Media4 convertible 7% debentures. The convertible debt is due in four years. The Company continues to monitor the progress of Media4 relative to its product and market development. As of September 27, 1997, the Company believes Media4 has made good progress on the development of its business plan and has released its first product, MediaStream, a multimedia network product that delivers compressed digital video, audio, computer software, and textural data via satellite to personal computer.

     The following is a summary of available-for-sale securities, at September 27, 1997:

                                                             GROSS          GROSS        ESTIMATED
                                                           UNREALIZED     UNREALIZED       FAIR
                                                 COST        GAINS          LOSSES         VALUE
                                                ------     ----------     ----------     ---------
                                                                  (IN THOUSANDS)
    Convertible debenture -- Media4...........  $  175      $     --         $--         $   175
    Common stock -- Echostar..................   1,158        12,221          --           13,379
                                                ------       -------         ---          -------
    Total available-for-sale securities.......  $1,333      $ 12,221         $--          $13,554
                                                ======       =======         ===          =======

     The following is a reconciliation of the investment categories and their balance sheet classifications at September 27, 1997:

                                                         CASH AND          LONG-TERM
                                                     CASH EQUIVALENTS     INVESTMENTS      TOTAL
                                                     ----------------     -----------     -------
                                                                    (IN THOUSANDS)
    Cash and money market funds....................        $408             $    --       $   408
    Available-for-sale securities..................          --              13,554        13,554
    Non-marketable equity investments..............          --                 965           965
                                                           ----             -------       -------
                                                           $408             $14,519       $14,927
                                                           ====             =======       =======

     The following is a summary of available-for-sale securities, at September 28, 1996:

                                                             GROSS          GROSS        ESTIMATED
                                                           UNREALIZED     UNREALIZED       FAIR
                                                 COST        GAINS          LOSSES         VALUE
                                                ------     ----------     ----------     ---------
                                                                  (IN THOUSANDS)
    Convertible debenture -- Media4...........  $  350      $     --         $--          $   350
    Common stock -- Echostar..................   1,507        20,869                       22,376
                                                ------       -------         ---          -------
    Total available-for-sale securities.......  $1,857      $ 20,869         $--          $22,726
                                                ======       =======         ===          =======

     The following is a reconciliation of the investment categories and their balance sheet classifications at September 28, 1996:

                                                         CASH AND          LONG-TERM
                                                     CASH EQUIVALENTS     INVESTMENTS      TOTAL
                                                     ----------------     -----------     -------
                                                                    (IN THOUSANDS)
    Cash and money market funds....................       $1,241            $    --       $ 1,241
    Available-for-sale securities..................           --             22,726        22,726
    Non-marketable equity investments..............           --                695           695
                                                          ------            -------       -------
                                                          $1,241            $23,421       $24,662
                                                          ======            =======       =======

5. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment, the design, manufacturing and sale of satellite telecommunication equipment. The Company had exports of approximately 45% of revenues in 1997, 56% of revenues in 1996, and 48% of revenues in 1995. Export revenues are primarily to Western Europe, South America, Asia Pacific, Mexico, and Canada. In 1997, the U.S. Government accounted for 11% of the Company's total sales dollars, with no other customer accounting for more than 10% during the year. Nortel Dasa accounted for 13% of the Company's sales in 1996 and 1995, respectively. All of the export sales each year were denominated in U.S. dollars.

6. CREDIT FACILITIES AND CONVERTIBLE NOTES PAYABLE

     At September 27, 1997, the Company was operating under a temporary credit facility with outstanding borrowings if $4.1 million. On October 21, 1997, the Company negotiated an ongoing credit facility with a new bank which was used to fully repay the previous line of credit. This new facility allows for a $5.0 million operating line of credit. Borrowings under this new line of credit bear interest at prime plus 0.75% (prime rate was 8.5% at October 21, 1997). The Company is required under this line of credit to be in compliance with certain financial covenants and the line of credit is secured by the assets of the Company. This line of credit expires January 15, 1999.

     The Company also had a three year term note outstanding at September 27, 1997. The total principal outstanding on this note was $863,000 with interest payable at prime plus 0.25%. On October 21, 1997, this note was repaid in full with the proceeds from a new three year $900,000 term loan from a new bank with variable interest (charged at prime plus 1%). The Company also has available a $500,000 three year term loan subject to collateral restrictions.

     At September 27, 1997, the Company had an outstanding balance of $4.1 million related to its 6 1/2% convertible subordinated debentures due March 1, 2001, payable to Echostar. The debentures are convertible at the option of the holder into the Company's common stock at a conversion price of $12.00 per share at any time prior to maturity. During fiscal 1997 the Company repaid $675,000 of debenture principal and paid $130,000 of debenture interest.

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

     At September 27, 1997 and September 28, 1996, long term debt obligations, excluding capital lease obligations disclosed in Note 9, consisted of the following:

                                                                              1997       1996
                                                                             ------     ------
                                                                              (IN THOUSANDS)
Bank note payable..........................................................  $  863     $   --
6 1/2% convertible debenture...............................................   4,075      4,750
                                                                             ------     ------
                                                                             $4,938     $4,750
Less: Current portion......................................................     576        323
                                                                             ------     ------
Total long-term convertible notes payable..................................  $4,362     $4,427
                                                                             ======     ======

     Interest paid in fiscal 1997, 1996, and 1995 was approximately $385,000, $1,341,000, and $14,000, respectively.

     The 6 1/2% convertible debentures are due in full in fiscal year 2001 and minimum principal payments of $17,000 per each $250,000 debenture are due annually from fiscal year 1997 through fiscal year 2000.

7. INCOME TAXES

     The provision for income taxes consists of the following:

                                                         1997        1996        1995
                                                        -------     -------     -------
        Federal
          Current.....................................  $    73     $ 1,198     $   509
          Deferred....................................   (1,091)     (1,050)       (140)
                                                         (1,018)        148         369
        State
          Current.....................................       --         219          45
          Deferred....................................       --        (279)         --
                                                             --         (60)         45
                                                        -------     -------        ----
        Total.........................................  $(1,018)    $    88     $   414
                                                        =======     =======        ====

     Current taxes stated above for the year ended September 28, 1996, and September 30, 1995 will be reduced by $621,000, and $99,000, respectively, due to tax deductions arising from exercise of employee stock options. Such tax savings have been reflected as an addition to Additional Paid in Capital.

     The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the U.S. Federal income tax rate of 34% to the income before income taxes:

                                                         1997        1996        1995
                                                        -------     -------     -------
        Tax at the statutory US rate..................  $  (989)    $    74     $   515
        Tax-exempt FSC income.........................       --          --        (101)
        State taxes (net of federal benefit)..........       --         (40)         30
        Research and development credits..............       --         (30)        (65)
        Warrant conversion costs......................       --          71          --
        Other.........................................      (29)         13          35
                                                        -------         ---        ----
                                                        $(1,018)    $    88     $   414
                                                        =======         ===        ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                         1997        1996        1995
                                                        -------     -------     -------
        Deferred tax assets:
          Inventories.................................  $ 1,200     $   796     $   239
          Accruals and reserves.......................    1,388         558         340
        Basis difference of acquired assets of
          Fairchild Data..............................      479         609          --
        Total deferred tax assets.....................    3,067       1,963         579
        Deferred tax liabilities:
          Available-for-sale securities...............   (4,277)     (8,139)     (4,502)
          Tax over book depreciation..................     (184)       (171)       (116)
                                                        -------     -------     -------
        Net deferred taxes............................  $(1,394)    $(6,347)    $(4,039)
                                                        =======     =======     =======

     Income taxes paid were $1,053,000, $427,000, and $415,000 in 1997, 1996, and 1995, respectively.

8. RETIREMENT PLAN

     The Company maintains a 401(k) tax deferred plan that is available to all eligible employees. Effective in fiscal year 1997 the Company matching amount with respect to employees' contributions increased from a maximum of $500 to $1,000, subject to a cap of 3% of the employees' salary, whichever is lower. The Company's contribution to this plan totaled $137,000 in 1997 and $74,000 in 1996. The Company made no contributions to the plan in 1995. The Company does not offer any post employment benefits.

9. CAPITAL LEASES

     At September 27, 1997 equipment under capital leases amounted to $447,000. Lease terms range from three to five years. These lease obligations were entered into in September 1997 and as such there was no accumulated amortization on these assets at September 27, 1997. These assets are financed under the Company's $700,000 capital lease line. At September 27, 1997, $253,000 remained available under the lease line.

     The following is a schedule of future minimum lease payments under capital leases as of September 27, 1997:

                                                                 (IN THOUSANDS)
                1998...........................................       $115
                1999...........................................        115
                2000...........................................        115
                2001...........................................        103
                2002...........................................        102
                                                                      ----
                Total minimum lease payments...................        550
                Less amount representing interest..............        103
                                                                      ----
                                                                       447
                Less current portion...........................         79
                                                                      ----
                                                                      $368
                                                                      ====

10. OPERATING LEASE COMMITMENTS AND CONTINGENCIES

     The Company leases certain property and equipment, as well as its headquarters and manufacturing facilities under non-cancelable operating leases which expire at various periods through 2002. At September 27, 1997, the future minimum payment obligations under these leases were as follows:

                                                                 (IN THOUSANDS)
                1998...........................................      $  758
                1999...........................................         601
                2000...........................................         523
                2001...........................................         304
                2002 and thereafter............................          --
                                                                     ------
                          Total................................      $2,186
                                                                     ======

     The total rent expense under all operating leases was approximately $1,103,000, $1,056,000, $498,000 for fiscal years 1997, 1996, and 1995, respectively.

     A special warranty cost of $1.8 million before tax is reflected in the results of operations for the fiscal year ended September 27, 1997. This charge, of which $1.2 million remains accrued as of September 27, 1997, reflects costs incurred and estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The problem stems from the identification by one of the Company's vendors that a component sold to the Company, and used in many of the transceivers produced prior to July 1997, was found to be defective in certain cases. The warranty cost accrued is an estimate, actual results could differ materially.

     In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

11. STOCKHOLDERS' EQUITY

     Stock Option Incentive Plan: At the Company's June 2, 1997 Annual Meeting of Shareholders approval was granted on the Company's 1997 Equity Participation Plan, 1997 Directors' Stock Option Plan, and amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 30,000,000. Under the 1997 Equity Participation Plan, the Company may grant incentive stock options and non-statutory stock options to employees, directors and consultants. The total shares authorized under the 1997 Equity Participation Plan is 250,000. Options may be granted to purchase common stock at an exercise price that may be no less than 100% of the market value of the stock at the grant date and will expire after ten years. The options generally become exercisable over four years from date of grant. Additional Company stock option plans include a 1992 Incentive Stock Option Plan and a 1988 non-qualified stock option plan for the employees of SSE Technologies, Inc.

     The 1997 Directors' Stock Option Plan gives management the ability to grant stock options to directors that are not employees of the Company or any subsidiary of the Company. The total shares authorized under the 1997 Directors' Stock Option Plan is 50,000. Options may be granted to purchase common stock at an exercise price that may be no less than 100% of the market value of the stock at the grant date and will expire after ten years. The options generally become exercisable over three years from date of grant.

     In June, 1997, the Board of Directors authorized the repricing of options granted to employees to purchase 113,750 shares of common stock effective as of the close of business on June 2, 1997, to the then fair market value of $7.00 per share. Under the terms of the repricing, the repriced options maintain the same vesting and expiration terms. No executive officers or members of the Company's Board of Directors participated in the repricing.

     Following is a summary of activity under the stock option plans:

                                                                 OUTSTANDING OPTIONS
                                                     --------------------------------------------
                                                                                 WEIGHTED AVERAGE
                                                     AVAILABLE     NUMBER OF      EXERCISE PRICE
                                                     FOR GRANT      SHARES          PER SHARE
                                                     ---------     ---------     ----------------
    BALANCE AT OCTOBER 1, 1994.....................     38,000       361,983          $ 5.01
      Additional share reservation.................    250,000            --              --
      Options granted..............................    (40,000)       40,000          $ 7.53
      Options exercised............................         --       (71,350)         $ 3.33
      Options canceled.............................     47,500       (47,500)         $ 5.61
    ------------------------------------------------------------------------
    BALANCE AT SEPTEMBER 30, 1995..................    295,500       283,133          $ 5.69
      Options granted..............................   (284,500)      284,500          $ 9.28
      Options exercised............................         --       (55,326)         $ 4.52
      Options canceled.............................     39,875       (39,875)         $ 7.85
    ------------------------------------------------------------------------
    BALANCE AT SEPTEMBER 28, 1996..................     50,875       472,432          $ 7.81
      Additional shares available to grant.........    287,333            --              --
      Options granted..............................   (304,000)      304,000          $ 6.22
      Options exercised............................         --       (43,516)         $ 4.17
      Options canceled.............................    124,230      (124,230)         $ 8.99
    ------------------------------------------------------------------------
    BALANCE AT SEPTEMBER 27, 1997..................    158,438       608,686          $ 7.03

     The following table summarizes the information about options outstanding at September 27, 1997:

                                         OUTSTANDING OPTIONS                            EXERCISABLE OPTIONS
                           ------------------------------------------------     -----------------------------------
                                              WEIGHTED AVERAGE     WEIGHTED                            WEIGHTED
                             NUMBER OF        CONTRACTUAL LIFE     EXERCISE       NUMBER OF        AVERAGE EXERCISE
RANGE OF EXERCISE PRICES       SHARES            (IN YEARS)         PRICE           SHARES              PRICE
-------------------------  --------------     ----------------     --------     --------------     ----------------
                           (IN THOUSANDS)                                       (IN THOUSANDS)
$3.75 - $6.00............        155                3.10            $ 5.90             86               $ 5.82
$6.25 - $6.88............        143                4.67              6.85             --                   --
$7.00 - $7.25............        143                3.81              7.06             22                 7.00
$7.33 - $8.00............         90                5.23              7.59             35                 7.47
$8.38 - $10.80...........         78                3.77              8.97             30                 9.17
                                 ---                ----             -----            ---                -----
                                 609                4.03            $ 7.03            173               $ 6.08
                                 ===                ====             =====            ===                =====

     In connection with all stock options, 767,124 shares of common stock were reserved for issuance as of September 27, 1997. Options outstanding at September 27, 1997 will expire if not exercised at specific dates ranging from November 1997 to July 2007. At September 28, 1996, and September 30, 1995, options exercisable were, 144,558, and 121,383, respectively.

     Stock-based compensation: As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of FASB 123. The fair value of options under the Option Plan was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of options granted in fiscal years 1997 and 1996 was estimated at the date of grant assuming no expected dividends and the following weighted average assumptions:

                                                                    FOR YEARS ENDED
                                                            -------------------------------
                                                            SEPTEMBER 27,     SEPTEMBER 28,
                                                                1997              1996
                                                            -------------     -------------
        STOCK OPTIONS
        Expected life (years).............................        4.5               4.5
        Expected stock price volatility...................        .50               .50
        Risk-free interest rate...........................       6.39%             5.63%

     For purposes of pro forma disclosures, the estimated fair value of options is amortized against pro forma net income over the options' vesting period. Because FASB 123 is applicable only to the Company's awards granted subsequent to September 30, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000. Had the Company accounted for stock-based awards to employees under FASB 123, the Company's net loss would have been $2,326,000 and $65,000 in 1997 and 1996, respectively, and net loss per share would have been $0.40 and $0.01 in 1997 and 1996, respectively.

     Calculated under FASB 123, the weighted average fair value of the options granted during 1997 and 1996 was $3.44 and $4.56 per share, respectively.

     Treasury shares: The Company acquired 167,600, 363,768, and 64,127 shares of its Common stock on the open market in fiscal 1997, 1996, and 1995, respectively. As of September 27, 1997, the Company had 224,643 shares of treasury stock.

     Warrants: During 1997, warrants to purchase 10,125 shares were issued. At September 27, 1997, outstanding warrants for the purchase of the Company's common stock were as follows:

                         COMMON STOCK
                          SUBJECT TO                                          WARRANT
                         EXERCISE OF                    EXERCISE PRICE        EXERCISE
                           WARRANTS                       PER SHARE         PERIOD ENDS
                       ----------------                 --------------     --------------
           50,000.....................................      $11.09          January 1999
           15,000.....................................      $ 6.25           July 1999
         300,000......................................      $11.00         September 1999
           17,625.....................................      $12.00         February 2000
           52,500.....................................      $12.00           April 2000

12. RELATED PARTY TRANSACTIONS

     The Company has significant investments in Echostar and Media4, and also debentures due to Echostar (see notes 3, 4 and 6).

     The Company had shipments to Alcatel Telspace of $2.2 million and purchases from Alcatel Telspace of $3.5 million, during fiscal 1997. As of September 27, 1997 the Company had trade receivables and payables with Alcatel Telspace of $795,000 and $2,237,000, respectively. Sales and gross margins realized on related party transactions have not been materially different from gross margins realized on similar types of transactions with unaffiliated companies.

     The Company purchased $156,000 of products for resale to Media4. At September 27, 1997, the Company had receivables of $170,000 from Media4.

     There were no other significant sales or purchases from Media4 or Echostar in fiscal 1997.

13. CONSOLIDATION AND OTHER CHARGES

     In the third quarter of fiscal 1997, the Company approved a plan to consolidate its manufacturing operation and transfer its satellite modem manufacturing operation from its facility in Scottsdale, Arizona to the Company's Fremont, California facility. A charge of $2.1 million before tax for this consolidation was reflected in the results of operations for the three month period ended June 28, 1997 and includes the following components: $900,000 in cost of revenue, $350,000 for bad debt expense included in marketing, general and administrative, and $850,000 as restructuring charges. The restructuring amount included $193,000 for employee severance of which the balance was paid in early fiscal year 1998, $40,000 for the facility lease in Scottsdale, $100,000 reserve for certain liabilities, $100,000 for a write off on leasehold improvements and capital assets, and $417,000 write down of intangibles associated with the acquisition of Fairchild Data. The costs associated with this consolidation are estimates and actual amounts may differ.

14. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

    FISCAL 1997                                     1ST         2ND         3RD         4TH
    --------------------------------------------  -------     -------     -------     -------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
    Sales.......................................  $12,295     $11,167     $ 9,790     $12,512
    Gross margin................................    3,289       3,019        (306)      3,331
    Net income (loss)...........................    1,761        (439)     (3,939)        727

    Income (loss) per share:
      Primary...................................     0.30       (0.07)      (0.67)       0.12

     The results of operations for the third quarter in fiscal 1997 reflect the effects of a $2.1 million charge for consolidation of manufacturing facilities and a special warranty reserve of $1.8 million (refer to Notes 10 and 13 of the Notes to Consolidated Financial Statements).

                     FISCAL 1996                    1ST         2ND         3RD         4TH
    ---------------------------------------------  ------     -------     -------     -------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
    Sales........................................  $9,019     $12,931     $12,606     $11,664
    Gross margin.................................   2,890       3,849       3,014       2,770
    Net income (loss)............................     493      (1,085)       (498)      1,221

    Income (loss) per share:
      Primary....................................    0.09       (0.20)      (0.09)       0.22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

     1. Financial Statements:

                                                                                  REFERENCE PAGE
                                                                                  --------------
       COVERED BY REPORT OF INDEPENDENT AUDITORS
       Report of Ernst & Young LLP, Independent Auditors.........................             10
       Consolidated Balance Sheets -- September 27, 1997 and September 28,
         1996....................................................................             11
       Consolidated Statements of Operations -- Fiscal Years Ended September 27,
         1997, September 28, 1996, and September 30, 1995........................             12
       Consolidated Statements of Cash Flows -- Fiscal Years Ended September 27,
         1997, September 28, 1996, and September 30, 1995........................             13
       Consolidated Statement of Stockholders' Equity -- Fiscal Years Ended
         September 27, 1997, September 28, 1996, and September 30, 1995..........             14
       Notes to Consolidated Financial Statements................................          15-24
       NOT COVERED BY REPORT OF INDEPENDENT AUDITORS
       Note 14 of Notes to Consolidated Financial Statements.....................             24

     2. Financial Statement Schedule: The following financial statement schedule of SSE Telecom, Inc. for the fiscal years ended September 27, 1997, September 28, 1996, and September 30, 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SSE Telecom, Inc.

       Schedule II Valuation and Qualifying Accounts............................              29

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3. Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER                                        DESCRIPTION
-------   ------------------------------------------------------------------------------------
 2.1      Plan and Agreement of Merger among Echostar Communications Corporation, Directsat
          Corporation and SSE Telecom (Incorporated by reference to Exhibit 2.1 filed with
          Form 8-K on March 29, 1994, #33-10965)
 2.2      Asset Purchase Agreement among SSE Telecom, Inc., SSE Datacom, Inc., The Fairchild
          Corporation, Fairchild Data Corporation, and VSI Corporation, dated January 28, 1996
          (Incorporated by reference to Exhibit 2.2, 8-K January 28, 1996, #33-10965)
 3.1      Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1
          #33-10965 on Form S-8)

EXHIBIT
NUMBER                                        DESCRIPTION
-------   ------------------------------------------------------------------------------------
 3.2      Certificate of Amendment to Certificate of Incorporation of Registrant (Incorporated
          by reference to Exhibit 3.2 #33-10965 on Form S-8)
 3.3      Bylaws of Registrant (Incorporated by reference to exhibit 3.3 #33-10965 on Form
          S-8)
 3.4      Certificate of Amendment to Certificate of Incorporation of Registrant (Incorporated
          by reference to Exhibit 3.4, 10-K September 30, 1989 #33-10965)
 4.1      Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1, 10-K September
          26, 1992 #33-10965)
 4.2      Article 4 of the Articles of Incorporation of Registrant (Incorporated by reference to Exhibit 4.2, #33-10965 on Form S-8)
 4.3      Article 6 of the Bylaws of Registrant (Incorporated by reference to Exhibit 4.3,
          #33-10965 on Form S-8)
 4.4      Specimen Form of Debenture (Incorporated by reference to Exhibit 4.4 filed with Form
          8-K on March 29, 1994, #33-10965)
 4.5      Security Pledge and Limited Recourse Agreement (Incorporated by reference to Exhibit
          4.5 filed with Form 8-K on March 29, 1994, #33-10965)
 4.6      Warrant from SSE Telecom, Inc. to Fairchild Data Corporation dated January 28, 1996
          (Incorporated by reference to Exhibit 4.6, 8-K January 28, 1996, #33-10965)
 4.7      Warrant from SSE Telecom, Inc. to Alcatel Telspace, S.A., dated September 6, 1996
          (Incorporated by reference to Exhibit 4.7, 8-K September 6, 1996, #33-10965)
 9.2      Voting Agreement by and among SSE Telecom, Inc., Alcatel Telspace, S.A., and certain stockholders of SSE Telecom, Inc., dated September 6, 1996 (Incorporated by reference to Exhibit 9.2, 8-K September 6, 1996, #33-10965)
 9.3      Stockholder Agreement by and among SSE Telecom, Inc., Alcatel Telspace, S.A., and certain stockholders of SSE Telecom, Inc., dated September 6, 1996 (Incorporated by reference to Exhibit 9.3, 8-K September 6, 1996, #33-10965)
10.14     Employment Agreement Frederick Toombs (Incorporated by reference to Exhibit 10.14,
          10-K September 26, 1992, #33-10965)
10.14.1   Employment Agreement Amendment Frederick C. Toombs
10.16     Employment Agreement Daniel Moore (Incorporated by reference to Exhibit 10.16, 10-K
          October 1, 1994, #33-10965)
10.16.1   Employment Agreement Daniel E. Moore
10.18     Non-Qualified Stock Option Agreement (Incorporated by reference, Exhibit 10.18, 10-K for September 30, 1988, #33-10965)
10.18.1   1992 Stock Option Plan Agreement (Incorporated by reference, Exhibit 10.18.1, 10-K for September 25, 1993, #33-10965)
10.18.2   1997 Equity Participation Plan (Incorporated by reference to Proxy Statement, Form
          14A, April 15, 1997, #33-10965
10.18.3   Directors' Stock Option Plan (Incorporated by reference to Proxy Statement, Form
          14A, April 15, 1997, #33-10965
10.19     SSE Telecom 401(k) Profit Sharing Plan and Trust (Incorporated by reference to
          Exhibit 10.19, 10-K for September 25, 1988, #33-10965)
10.20     Lease regarding SSE Technologies' offices dated February 19, 1991 between Registrant and Warm Springs Associates I Ltd. Partnership (Incorporated by reference to Exhibit
          10.20, 10-K September 26, 1992, #33-10965)
10.20.1   Lease regarding SSE Technologies' offices dated February 19, 1991 between Registrant and Warm Springs Associates II Ltd. Partnership (Incorporated by reference to
          Exhibit 10.20.1, 10-K September 26, 1992, #33-10965)
10.20.2   Lease Amendment regarding SSE Technologies offices between Registrant and Warm
          Springs Associated II Ltd. Partnership
10.20.3   Lease regarding SSE Technologies, Inc. offices between Registrant and Phylon
          Communications, Inc.

EXHIBIT
NUMBER                                        DESCRIPTION
-------   ------------------------------------------------------------------------------------
10.20.4   Lease regarding SSE Datacom, Inc. offices between Registrant and 5025 East
          Washington Associates
10.20.5   Sublease Agreement regarding SSE Technologies, Inc. offices between Registrant and
          Boehringer Mannheim
10.20.6   Lease Amendment regarding SSE Telecom, Inc. offices between Registrant and NVC
          Limited Partnership
10.21     Agreement dated March 14, 1994, between SSE Telecom and Echostar Communications
          Corporation (Incorporated by reference to Exhibit 10.21 filed with Form 8-K on March
          29, 1994, #33-10965)
10.22     Sublease Agreement between SSE Datacom, Inc. and Fairchild Data Corporation, dated
          January 28, 1996 (Incorporated by reference to Exhibit 10.22, 8-K January 28, 1996,
          #33-10965)
10.23     Registration Agreement between SSE Telecom, Inc. and Fairchild Data Corporation, dated January 28, 1996 (Incorporated by reference to Exhibit 10.23, 8-K January 28,
          1996, #33-10965)
10.25     Stock Purchase and Investment Agreement by and between SSE Telecom, Inc., and
          Alcatel Telspace, S.A., dated September 6, 1996 (Incorporated by reference to
          Exhibit 10.25, 8-K September 6, 1996, #33-10965)
10.26     Registration Rights Agreement between SSE Telecom, Inc. and Alcatel Telspace, S.A., dated September 6, 1996 (Incorporated by reference to Exhibit 10.26, 8-K September
          6, 1996, #33-10965)
10.28     Employment Agreement between Registrant and James D. Bletas
10.29     Employment Agreement between Registrant and Claudio Mariotta
11        Computation of Earnings per share (Page 39)
21.1      Subsidiaries of Registrant (Page 40)
23.1      Consent of Ernst & Young LLP, Independent Auditors (Page 41)
27        Financial Data Schedule (Page 42)

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

                                          SSE TELECOM, Inc.

Dated: December 29, 1997                  /s/       DANIEL E. MOORE
                                          --------------------------------------
                                          Daniel E. Moore
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                              TITLE                      DATE
------------------------------------------  ----------------------------    -----------------

           /s/ DANIEL E. MOORE              Director &                      December 29, 1997
------------------------------------------  Chief Executive Officer
             Daniel E. Moore

            /s/ RUSS D. KINSCH              Chief Financial Officer         December 29, 1997
------------------------------------------
              Russ D. Kinsch

           /s/ JOSEPH T. PISULA             Director                        December 29, 1997
------------------------------------------
             Joseph T. Pisula

         /s/ FREDERICK C. TOOMBS            Director                        December 29, 1997
------------------------------------------
           Frederick C. Toombs

         /s/ ERIK H. VAN DER KAAY           Director                        December 29, 1997
------------------------------------------
           Erik H. van der Kaay

          /s/ OLIN L. WETHINGTON            Director                        December 29, 1997
------------------------------------------
            Olin L. Wethington

            Olin L. Wethington

         /s/ LAWRENCE W. ROBERTS            Director                        December 29, 1997
------------------------------------------
           Lawrence W. Roberts

                                                                     SCHEDULE II

                                  SSE TELECOM
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                    BALANCE AT                                   BALANCE
                                                    BEGINNING      ADDITIONS                      AT END
                                                    OF PERIOD       CHARGED      WRITE-OFFS     OF PERIOD
                                                    ----------     ---------     ----------     ----------
Allowance for Doubtful Accounts
Year Ended September 27, 1997.....................     $420          $ 447         $ (245)         $622
                                                       ====           ====          =====          ====
Year Ended September 28, 1996.....................     $223          $ 300         $ (103)         $420
                                                       ====           ====          =====          ====
Year Ended September 30, 1995.....................     $ 94          $ 143         $  (14)         $223
                                                       ====           ====          =====          ====