Form 10-Q
period 1997-12-27
SSE TELECOM INC
filed 1998-02-09
CIK 808220

__________________________________________________________________________

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
____________________________________________________________________

                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED DECEMBER 27, 1997

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


                        Yes   X    No  ____

As of January 23, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:

                      Common Stock 5,730,919

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.		Financial Statements
                                               																								Page

	Condensed Consolidated Statements of Operations for the
	three months ended December 27, 1997
	and December 28, 1996 (unaudited)		                                      3

	Condensed Consolidated Balance Sheets as of December 27, 1997 (unaudited)
	and September 27, 1997 	                                                 4

	Condensed Consolidated Statements of Cash Flows
	for the three months ended December 27, 1997
	and December 28, 1996 (unaudited)		                                      5

	Notes to Condensed Consolidated Financial Statements	                  6-7


Item 2.		Management's Discussion and Analysis of Financial Condition and
	Results of Operations                                                 8-10


PART II - OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K	                            11-13






PART I - FINANCIAL INFORMATION

Item 1.  	Financial Statements

                                      SSE Telecom, Inc.
               Condensed Consolidated Statements of Operations (Unaudited) For The Three Months Ended December 27, 1997 and December 28, 1996
                  (dollars and shares in thousands, except per share data)


                                 December 27, 1997         December 28, 1996



Revenue                                    $12,337                   $12,295
Cost of revenue                              9,105                     9,006
Gross margin                                 3,232                     3,289


Expense

Research and development                     1,414                     1,222
Marketing, general and
     administrative                          1,739                     1,872
Operating income                                79                       195


Net interest expense                           181                       128
Gain on sale of investment, net             (2,888)                   (2,642)
Other expense                                   39                        --

Income before income taxes                   2,747                     2,709

Provision for income taxes                     961                       948

Net income                                  $1,786                    $1,761

Basic income per share                       $0.30                     $0.30

Diluted earnings per share                   $0.29                     $0.28

Shares used in computing basic
income per share                             5,955                     5,877

Shares used in computing diluted
earnings per share                           6,185                     6,320

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                                  SSE Telecom, Inc.
                      Condensed Consolidated Balance Sheets
                              (dollars in thousands)


                              December 27, 1997       September 27, 1997
                                 (unaudited)              (audited)

ASSETS

Current Assets:

    Cash and cash equivalents $      2,422              $       408
    Accounts receivable, net        11,012                   11,061
    Inventories                     14,536                   12,888
    Deferred tax assets              3,067                    3,067
    Other current assets               965                    1,123
Total current assets                32,002                   28,547

Property, plant and equipment       12,628                   12,404
Less accumulated depreciation        8,340                    8,063
Property, plant and equipment, net   4,288                    4,341

Long-term investments                8,580                   14,519
Other assets                           121                      150
TOTAL ASSETS                       $44,991               $   47,557


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable             $   8,959               $    6,070
    Accrued salaries and
    employee benefits                1,081                    1,503
    Short-term debt                  4,787                    4,750
    Other accrued liabilities        2,826                    2,500
Total current liabilities           17,653                   14,823


Deferred tax liabilities             2,414                    4,461
Long-term debt                       3,396                    4,730

Stockholders' equity

    Common stock and paid
    in capital                      12,548                   12,546
    Treasury stock                  (1,782)                  (1,782)
    Retained earnings                6,620                    4,835
    Net unrealized gain on
    available for sale investments   4,142                    7,944
Total stockholders' equity          21,528                   23,543
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY               $44,991             $     47,557

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                SSE Telecom, Inc.
              Condensed Consolidated Statements of Cash Flows (unaudited) For the three months ended December 27, 1997, and December 28, 1996
                          (dollars in thousands)




                                        December 27, 1997   December 28, 1996
Cash provided by (used for)
operating activities:

 Net income                                 $       1,786       $       1,761
 Adjustments to reconcile net income to
 net cash provided by (used for):

     Depreciation and amortization                    297                 171
     Net gain on sale of Echostar stock            (2,888)             (2,642)
     Deferred interest expense                         58                  48

     Changes in operating assets and liabilities:

         Accounts receivable                           49              (1,185)
         Inventories                               (1,648)                930
         Other current assets                         158                 478
         Accounts payable                           2,888              (1,849)
         Other accrued liabilities                     80                (262)

              Total adjustments                    (1,006)             (4,311)

Net cash provided (used) by operating activities      780              (2,550)

Cash provided (used) by investing activities:

     Purchases of equipment                          (224)               (616)
     Proceeds from sale of Echostar stock           3,162               2,835
     Purchase of Media4 debenture                    (175)                 --

Net cash provided by investing activities           2,763               2,219

Cash provided by financing activities:

    Net (payment)/borrowings under
    operating lines of credit                        (30)               1,781
    Net borrowings under equipment note               --                  240
    Net payments on convertible notes payable     (1,335)              (1,175)
    Treasury stock purchases                          --                 (874)
    Payments of deferred interest                   (164)                  --
    Other                                             --                   29

Net cash (used) provided by financing activities  (1,529)                   1

Net increase (decrease) in cash and
cash equivalents                                   2,014                 (330)
Cash and cash equivalents beginning of period        408                1,241
Cash and cash equivalents end of period     $      2,422         $        911



The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                               SSE TELECOM, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.	  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information at December 27, 1997, and for the three month periods ended December 27, 1997 and December 28, 1996, is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
September 27, 1997 Form 10-K. The results of operations for the three months ended December 27, 1997, are not necessarily indicative of the operating results for the full year.

2.  CONSOLIDATION AND OTHER CHARGES

The Company completed the consolidation of its manufacturing operation and transfer of its satellite modem manufacturing operation from its facility in Scottsdale, Arizona to the Company's Fremont, California facility during the three month period ended December 27, 1997. All of the $850,000 restructuring charges accrued in the third quarter of fiscal 1997 have been utilized.

3.  CONTINGENT LIABILITIES

A special warranty expense of $1.8 million before tax was recognized as of June 1997. This charge, of which $1.14 million remains accrued as of December 27, 1997, reflects costs estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The Company has made progress on the program and has retrofitted a number of units within its installed base. The Company presently anticipates the retrofit program to continue for about 6 more months. The warranty cost accrued is an estimate, actual results could differ materially.

4.  	INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At December 27, 1997 and September 27, 1997, inventories consisted of:


(in thousands)

                         December 27, 1997             September 27, 1997
                           (unaudited)

Manufacturing raw materials  $5,741                      $5,000
Work-in-process               6,010                       5,703
Finished goods                2,785                       2,185
         Total              $14,536                     $12,888

5.	  LONG TERM DEBT

At December 27, 1997, the Company had an outstanding principal balance of $2.74 million on its 6 1/2% convertible subordinated debentures due
March 1, 2001, payable to Echostar Communication Corporation. During the first three months of fiscal 1998 the Company repaid $1.3 million of the debenture principle and $164,000 of debenture interest.


6.  EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.
All earnings per share amounts for all prior periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per shares:

                      (dollars and shares in thousands, except per share)




                                December 27, 1997         December 28, 1996
Numerator:
    Net income                    $  1,786                  $  1,761
     Numerator for basic
      earnings per share             1,786                     1,761

    Effect of dilutive securities:
      Interest expense, net of taxes on
      6 1/2% convertible debentures     38                        43

      Numerator for diluted
      earnings per share          $  1,824                  $  1,804


Denominator:

   Denominator for basic earnings
   per share-weighted average shares 5,955                     5,877

   Effect of dilutive securities:

       Employee stock options            2                        68
       Warrants                                                    4
       6 1/2% convertible debentures   228                       371
   Dilutive potential common shares    230                       443

   Denominator for diluted earnings
    per share-adjusted weighted
    average shares and assumed
    conversions                      6,185                     6,320


Basic earnings per share             $0.30                     $0.30

Diluted earnings per share           $0.29                     $0.29


Item 2.  	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Information contained in this Form 10-Q that is not historical fact, including any statements about expectations for the fiscal year and beyond,
involve certain risks and uncertainties.   This Form 10-Q contains
"forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative with respect to such forward-looking statements that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key vendors and consumers and international sales could cause actual results to differ from those descrscribed in these statements and current and prospective investors and stockholders should carefully consider these factors in evaluating the forward-looking statements.


Overview

The Company made strides in maximizing economies of scale by completion of the consolidation of its manufacturing operation and transfer of its satellite modem manufacturing operation from its facility in Scottsdale, Arizona to the Company's Fremont, California facility. All manufacturing and customer support has now been centralized in Fremont, California. The Company maintains a modem engineering and R&D facility in Phoenix, Arizona.

The Company continues its program of retrofitting certain transceivers under the special warranty program begun in June of 1997. This program, of which a $1.14 million accrual remains as of December 27, 1997, reflects costs estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The problem stems from the identification by one of the Company's vendors that a component sold to the Company and used in many of the transceivers produced in fiscal year 1997 was found to be defective in certain cases. The cost accrued is an estimate, actual results could differ materially.


Results of Operations for the three months period ended December 27, 1997 and December 28, 1996

Revenue:	  Sales were $12.3 million for the first quarter of fiscal 1998 and for the same period in fiscal 1997.  The Company successfully transferred the modem production to the Fremont facility and began shipping the newly released SM3000 satellite modem during the three month period ended
December 27, 1997.  The Company continued to see a shift in revenue to its
STAR transceiver product line and continued shipments to support MCI's
FAATSAT program with the Federal Aviation Administration .

Gross Margin: Gross margin was $3.2 million or 26% of sales in the first quarter of fiscal 1998, compared to $3.3 million or 27% of sales for the first quarter of 1997.  The relative stability of gross margin percentage was primarily due the to two offsetting factors:  (1) decreased satellite modem orders in the first quarter of fiscal 1998, which typically have higher margins, and (2) improvements in manufacturability of the STAR line
of transceivers.   The cost reduction from consolidation of the manufacturing operations was not fully recognized in the first quarter as the modem production was moved at the end of October 1997. The Company estimates further modest improvements in gross margin percentage from this consolidation and improvements in the manufacturability of the STAR line of transceivers during the remainder of fiscal year 1998, depending upon overall shipment levels.


Research and Development: Research and development expenses grew by 17% to $1.4 million or 11% of sales for the first quarter of fiscal 1998 from $1.2 million or 10% of sales for the first quarter of fiscal 1997. The increase reflects the continuing support and enhancement of manufacturability of the STAR transceiver product line, the continued development of next generation of modem products and continued development of Starlink, an integrated transceiver/modem.

Marketing, General and Administrative: Marketing, general and administrative expenses were $1.7 million or 14% of sales in the first quarter of fiscal 1998 as compared to $1.9 million or 15% of sales for the same period in fiscal 1997.

Amortization of Intangible Assets. Amortization expense associated with intangible assets were $20,000 and $35,000 for the three months ended December 27,1997 and December 28, 1996, respectively.

Net Interest Expense. Net interest expense was $181,000 in the first quarter of fiscal 1998. During the same period of last fiscal year, net interest expense was $128,000. The increase in interest expense reflects the increase in the amount outstanding under short term debt offset partially by decreased expense associated with 6.5% subordinated debenture held by Echostar Communication Corporation. The debenture principal was reduced from $4.1 million at September 27, 1997 to $2.7 million at December 27, 1997.

Net (Gain) on Sale of Investments. During the first three months of fiscal 1998 the Company realized a gain of $2.9 million on sales of 147,975 shares of Echostar Communication Corporation (NASDAQ: DISH) common stock at an average selling price of $21.37 per share. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, to fund operating expenditures, and to increase cash available. As of December 27, 1997 the Company holds a total of 477,805 shares of Echostar common stock.

Provision for Income Taxes. The effective tax benefit rate was 35% for the first quarter of fiscal year 1998 and for the first quarter of fiscal year 1997, respectively.

Backlog.   The Company's total backlog was $6.7 million at the end of the first quarter of fiscal year 1998, as compared to backlog of $11.0 million at the end of fiscal year 1997. The strong shipments during the quarter decreased the Company's backlog. The Company has experienced some reduction in export orders, especially to the Asian market, as that part of the world struggles with economic uncertainty. The Company continues to monitor that market and is actively pursing opportunities in the Asian market. Management expects substantially all backlog to be delivered in fiscal 1998. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparison of backlog difficult.


LIQUIDITY AND CAPITAL RESOURCES

At December 27, 1997, the Company had working capital of $14.3 million, including $2.4 million in cash and cash equivalents, compared with working capital of $13.4 million, including cash and cash equivalents of $408,000 at September 27, 1997.

Net cash provided by operating activities was $712,000 during the first three months of fiscal 1998 as compared to net cash used of $2.6 million in the similar period of fiscal 1997. Cash was provided from net income and increases in operating liabilities offset by increases in operating assets.

The Company's investing activities provided $2.8 million during the first three months of fiscal 1998 as compared to cash provided of $2.2 million during the same period in fiscal year 1997. During the first three months of fiscal 1998 $3.2 million was realized from the sale of Echostar shares which offset capital expenditures of $224,000. The Company increased its holding of Media4's debentures by purchasing a 7% $175,000 convertible debenture of Media4's from Alcatel Telspace at face value. The Company continues to maintain its investment in Media4 on a cost basis of $1,316K, at December 27, 1997.

The Company's financing activities used $1.5 million during the first three months of fiscal 1998 as compared to net cash provided of $1,000 during the first three months of fiscal year 1997. The Company reduced convertible debentures by $1.3 million and made payments in debenture interest of $164,000.

At December 27, 1997, the Company's principal sources of liquidity consisted of $2.4 million in cash and a bank line of credit. At December 27, 1997, $4.1 million was outstanding on a $5.0 million operating line of credit. In addition the Company had a term loan with a principal balance of $806,000. The line of credit and term loan require the Company to be in compliance with certain financial covenants. As of December 27, 1997 the Company was in compliance with all covenants. In addition, the Company $447,00 outstanding under capital lease financing with a limit of up to $700,000 for capital equipment.

A principal source of capital, the value of the Company's holding of Echostar common stock, is subject to the volatility of the stock price. On September 27, 1997 the Company held 625,780 shares of Echostar stock with a value of $13 million and an unrealized gain of $8 million, net of tax. On
December 27, 1997 the Company held 477,805 shares of Echostar stock with a value of $7 million and an unrealized gain of $4 million, net of tax.

The Company's capital requirements could change in the event of factors such as lower than anticipated demand for the Company's products, the uncertainty of the cost associated with the special warranty expense or unanticipated limitations on debt financing. The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its lines of credit will be adequate to meet its requirements for working capital, capital expenditures, debt service and external investment for the forseeable future. Due to certain constraints on the ability to sell Echostar shares and potential volatility of the value of stock, there could be a significant reduction in funding available from the liquidation of Echostar stock. If these events occur, the Company may be required to raise additional capital using other means to meet all of its needs.

Impact of Year 2000

The Company is reviewing the material risk associated with the Year 2000 issue on computer hardware and software. Computer systems are at risk where the date using "00" is recognized as the year 1900 rather than the year 2000. The Company is currently assessing its exposure and will have a plan in place by Q4 of FY '98. While the Company doesn't anticipate costs for the Year 2000 issue to be material final results of this review could be significantly different.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

       Exhibit Number        Description           Sequential Page Number

             27          Financial Data Schedule        Page 13




(b)  Reports on Form 8-K
                   None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 9, 1998					                    SSE TELECOM, INC.


                                                	By:	/s/ Daniel E. Moore
                                                	Daniel E. Moore,
                                                	Chief Executive Officer

                                                	By:/s/ Russ D. Kinsch
                                                	Russ D. Kinsch,
                                                	Chief Financial Officer