Form 10-Q
period 1998-03-28
SSE TELECOM INC
filed 1998-05-11
CIK 808220

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 28, 1998

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

                            47823 Westinghouse Drive
                            Fremont, California 94539
                              (Address of principal
                                executive office)

               Registrant's telephone number, including area code:
                                 (510) 657-7552



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

As of May 1, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:

                             Common Stock 5,759,638

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                                                                    Page

         Condensed Consolidated Statements of Operations for the
         three months and six months ended March 28, 1998
         and March 29, 1997 (unaudited)                                                                3

         Condensed Consolidated Balance Sheets as of March 28, 1998 (unaudited)
         and September 27, 1997                                                                        4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended March 28, 1998
         and March 29, 1997 (unaudited)                                                                5

         Notes to Condensed Consolidated Financial Statements                                        6-7


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                    8-10


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                        11-13




PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                                SSE Telecom, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
   For The Three Months and Six Months Ended March 28, 1998 and March 29, 1997
            (dollars and shares in thousands, except per share data)


                                                                                           Three Months Ended      Six Months Ended
                                                                                          March 28,  March 29,   March 28, March 29,
                                                                                             1998        1997      1998      1997
                                                                                         --------    --------    --------  --------

Revenue ..............................................................................   $ 11,095    $ 11,167    $ 23,432  $ 23,462
Cost of revenue ......................................................................      8,826       8,148      17,931    17,154
                                                                                         --------    --------    --------  --------
      Gross margin ...................................................................      2,269       3,019       5,501     6,308

Expenses
      Research and development .......................................................      1,632       1,313       3,027     2,501
      Marketing, general and
           administrative ............................................................      2,164       2,243       3,903     4,115
      Amortization - intangible ......................................................         15          45          34        80

                                                                                         --------    --------    --------   --------
Operating income (loss) ..............................................................     (1,542)       (582)     (1,463)     (388)

Net interest expense .................................................................        150         134         331       261

Gain on sale of investment, net ......................................................     (4,229)       --        (7,117)   (2,642)

Other expense (income) ...............................................................         (5)        (41)         34       (41)

                                                                                         --------    --------    --------   --------
Income (loss) before income taxes ....................................................      2,542        (675)      5,289     2,034

Provision (benefit) for income taxes .................................................        890        (236)      1,851       712
                                                                                         --------    --------    --------   --------

Net income (loss) ....................................................................   $  1,652    $   (439)   $  3,438   $ 1,322
                                                                                         --------    --------    --------   --------

Basic income (loss) per share ........................................................   $   0.29    $  (0.07)   $   0.60   $  0.23
                                                                                         ========    ========    ========   ========

Diluted income (loss) per share ......................................................   $   0.28    $  (0.07)   $   0.59   $  0.23
                                                                                         ========    ========    ========   ========

Shares used in computing basic income (loss) per share ...............................      5,731       5,876       5,731     5,794
                                                                                         ========    ========    ========   ========

Shares used in computing diluted income (loss)  per share ............................      5,959       5,876       5,969     6,190
                                                                                         ========    ========    ========   ========

               The  Notes  to  Consolidated  Financial  Statements  are an
                  integral part of these statements .........................



                                SSE Telecom, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                                              March 28, 1998  September 27, 1997
                                                                                (unaudited)     (audited)
ASSETS
Current Assets:
    Cash and cash equivalents ..................................................   $  1,514    $    408
    Accounts receivable, net ...................................................     10,474      11,061
    Inventories ................................................................     13,099      12,888
    Deferred tax assets ........................................................      3,067       3,067
    Other current assets .......................................................        970       1,123
                                                                                   ---------    -------
Total current assets ...........................................................     29,124      28,547

Property, plant and equipment ..................................................     13,000      12,404
Less accumulated depreciation ..................................................      8,716       8,063
                                                                                   ---------    --------
Property, plant and equipment, net .............................................      4,284       4,341

Long-term investments ..........................................................      7,129      14,519
Other assets ...................................................................        107         150
                                                                                   --------     --------
Total Assets ...................................................................   $ 40,644    $ 47,557
                                                                                   ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable ...........................................................   $  6,375    $  6,070
    Accrued salaries and employee benefits .....................................      1,358       1,503
    Short-term debt ............................................................      2,521       4,750
    Other accrued liabilities ..................................................      3,456       2,500
                                                                                    -------    --------
Total current liabilities ......................................................     13,710      14,823

Deferred tax liabilities .......................................................      1,801       4,461
Long-term debt .................................................................      3,091       4,730

Stockholders' equity
    Common stock and paid in capital ...........................................     12,547      12,546
    Treasury stock .............................................................     (1,782)     (1,782)
    Retained earnings ..........................................................      8,273       4,835
    Net unrealized gain on available for sale ..................................      3,004       7,944
     investments ..............................................................    --------     -------
Total stockholders' equity .....................................................     22,042      23,543
                                                                                   --------     --------
Total Liabilities & Stockholders' Equity .......................................   $ 40,644    $ 47,557
                                                                                   ========     ========

 The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

                                SSE Telecom, Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited) For The Six Months Ended March 28, 1998, and March 29, 1997
                             (dollars in thousands)


                                                                                                     March 28, 1998  March 29, 1997
Cash provided by (used for) operating activities:
 Net income ......................................................................................   $ 3,438         $ 1,322
 Adjustments to reconcile net income to net cash  provided by (used for):
     Depreciation and amortization ...............................................................       687             719
     Net gain on sale of Echostar stock ............................................................  (7,117)         (2,642)
     Deferred interest expense .......................................................................    99             110

     Changes in operating assets and liabilities:
         Accounts receivable .....................................................................       587             994
         Inventories ..............................................................................     (211)            669
         Other current assets .......................................................................... 153             578
         Accounts payable .............................................................................. 274            (982)
         Other accrued liabilities ..................................................................... 979            (529)

                                                                                                     -------         -------
              Total adjustments ...................................................................    1,782             730
                                                                                                     -------         -------


Net cash provided (used) by operating activities .................................................... (1,111)            239
                                                                                                     --------        -------

Cash provided (used) by investing activities:
     Purchases of equipment ..........................................................................  (596)         (1,723)
     Proceeds from sale of Echostar stock ........................................................     7,847           2,835
     Purchase of Media4 debenture/equity ............................................................   (931)            (96)

                                                                                                       ------         -------
Net cash provided by investing activities .........................................................    6,320           1,016
                                                                                                       ------         -------

Cash provided by financing activities:
    Net (payment)/borrowings under operating lines of credit .....................................    (2,105)         (1,485)
    Net borrowings under equipment note ............................................................      --             664
    Net payments on convertible notes payable ....................................................... (1,767)           (675)
    Proceeds from issuance of common stock .......................................................         1             181
    Treasury stock purchases .....................................................................        --          (1,009)
    Payments of debenture interest .................................................................... (232)             --

                                                                                                     -------          -------
Net cash (used) by financing activities ............................................................  (4,103)         (2,324)
                                                                                                     -------          -------

Net increase (decrease) in cash and cash equivalents .............................................     1,106          (1,069)
                                                                                                     -------          -------
Cash and cash equivalents beginning of period ........................................................   408           1,241
                                                                                                     -------          -------
Cash and cash equivalents end of period ..........................................................   $ 1,514         $   172
                                                                                                     ========         =======


                The Notes to Condensed  Consolidated Financial Statements are an
                     integral part of these statements

                                SSE TELECOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information at March 28, 1998, and for the three month and six month periods ended March 28, 1998 and March 29, 1997, is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 27, 1997 Form 10-K. The results of operations for the three months and six months ended March 28, 1998, are not necessarily indicative of the operating results for the full year.

2.  CONTINGENT LIABILITIES

A special warranty expense of $1.8 million before tax was recognized as of June 1997. This charge, of which $1.1 million remains accrued as of March 28, 1998, reflects costs estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The Company has made progress on the program and has retrofitted a number of units within its installed base. The Company presently anticipates the retrofit program to continue for about six more months. The warranty cost accrued is an estimate, actual results could differ materially.

3.       INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At March 28, 1998 and September 27, 1997, inventories consisted of:




                    (in thousands)                                        March 28, 1998         September 27, 1997
                                                                          --------------         ------------------
                                                                             (unaudited)
                    Manufacturing raw materials                                   $5,637                     $5,000
                    Work-in-process                                                4,789                      5,703
                    Finished goods                                                 2,673                      2,185
                                                                          ==============        ==================
                             Total                                               $13,099                    $12,888
                                                                          ==============        ==================


4.    INVESTMENTS

On March 19, 1998 the Company announced that it has entered into agreements to acquire privately-held Media4, Inc., a broadband communications company based in Atlanta, Georgia for 1,100,000 shares of SSE common stock, 50,000 warrants and 165,000 options to purchase SSE common stock.

The Company will issue 1,100,000 shares of its common stock in exchange for all equity interests in Media4 that it does not already own. The Company had originally purchased a 19% interest in Media4 in 1995. Approximately 50,000 warrants and 165,000 options to purchase SSE common stock will also be issued, a portion of which will be contingent on Media4s' operating results in 1998 and 1999. The closing of the transaction is subject to the satisfaction of various conditions, including shareholder approval. The transaction, which is expected to be accounted for as a purchase, is planned to be completed by the end of fiscal year 1998.

During the first six months of fiscal 1998 the Company invested an additional $750,000 in 9.5% convertible debentures due December 31, 1998. The Company has committed under its merger agreement with Media4 to invest up to $1.5 million in debentures in $250,000 monthly increments beginning April 1998. In addition the Company purchased a 7% $175,000 convertible debenture of Media4's from Alcatel Telspace at face value. At March 28, 1998, the Company had invested approximately $965,000 in common stock and $1.1 million in convertible debentures, of which $750,000 is due December 31, 1998, and $350,000 due May 1, 2000.


5.         LONG TERM DEBT

At March 28, 1998, the Company had an outstanding principal balance of $2.3 million on its 6 1/2% convertible subordinated debentures due March 1, 2001, payable to Echostar Communication Corporation. During the first six months of fiscal 1998 the Company repaid $1.7 million of the debenture principle and $232,000 of debenture interest.

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



The following table sets forth the computation of basic and diluted earnings per shares:
                 (dollars and shares in thousands, except per share)



                                                                        Three Months Ended                 Six Months Ended
                                                                  March 28, 1998   March 29, 1997  March 28, 1998   March 29, 1997
Numerator:
   Net Income                                                           $   1,652        $  (439)         $  3,438         $  1,322
    Numerator for basic earnings per share                                  1,652           (439)            3,438            1,322

   Effect of dilutive securities:
    Interest expense, net of  taxes on
    61/2% convertible securities                                               26             --                64               82
                                                                  ---------------- --------------- ---------------- ----------------

    Numerator for diluted earnings per share                                1,678           (439)            3,502            1,404


Denominator:
  Denominator for basic earnings per share-weighted
   average shares                                                           5,731           5,934            5,731            5,794

  Effect of dilutive securites:
   Employee stock options                                                      --              --                1               55
   61/2% convertible debentures                                               228              --              238              340
                                                                  ---------------- --------------- ---------------- ----------------

  Dilutive potential common shares                                            228              --              239              395

  Denominator for diluted earnings per share-adjusted
    weighted average shares and assumed conversions                         5,959           5,934            5,969            6,189

Basic income (loss) per share                                               $0.29         $(0.07)            $0.60            $0.23

Diluted income (loss) per share                                             $0.28         $(0.07)            $0.59            $0.23


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

Overview

The Company has continued to see price competition in its primary markets and the effect of the Asia crisis on export business. Both bookings and gross margin were negatively impacted by these conditions. While the Company has consolidated manufacturing operations, the impact of maximizing economies of scale by completion of the consolidation has not manifested itself to date. Specifically modem production has been put in place to meet anticipated demand however modem bookings has not kept pace with capacity. The Company is actively pursing strategic partnerships and innovative product financing activities to improve market share.

The Company continues its program of retrofitting certain transceivers under the special warranty program begun in June of 1997. This program, of which a $1.1 million accrual remains as of March 28, 1998, reflects costs estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The problem stems from the identification by one of the Company's vendors that a component sold to the Company and used in many of the transceivers produced prior to July 1997 was found to be defective in certain cases. The cost accrued is an estimate, actual results could differ materially

On March 19, 1998 the Company announced that it has entered into agreements to acquire privately-held Media4, Inc., a broadband communications company based in Atlanta, Georgia for 1,100,000 shares of SSE common stock, 50,000 warrants and 165,000 options to purchase SSE common stock.

The Company will issue 1,100,000 shares of its common stock in exchange for all equity interests in Media4 that it does not already own. The Company had originally purchased a 19% interest in Media4 in 1995. Approximately 50,000 warrants and 165,000 options to purchase SSE common stock will also be issued, a portion of which will be contingent on Media4s' operating results in 1998 and 1999. The closing of the transaction is subject to the satisfaction of various conditions, including shareholder approval. The transaction, which is expected to be accounted for as a purchase, is planned to be completed by the end of fiscal year 1998.


Results of Operations for the Three Months and Six Months Periods Ended March 28, 1998 and March 29, 1997


Revenue: Sales were $11.1 million for the second quarter of fiscal 1998 and $11.2 million for the same period in fiscal 1997. Sales for the first six months of fiscal 1998 were $23.4 million as well as for the same period in fiscal 1997. Although overall sales remain flat between comparable periods the number of transceiver units shipped has increased from the quarter ending March 29, 1997 to the quarter ending March 28, 1998. The Company's modem business has decreased from the second quarter of fiscal year 1997 to same period in fiscal year 1998. Continued worldwide price competition for satellite earth stations and related equipment has affected the average selling price of the Company's transceivers and modems.

Gross Margin: Gross margin was $2.3 million or 20% of sales in the second quarter of fiscal 1998, compared to $3.0 million or 27% of sales for the second quarter of 1997. Gross margins for the first six months was $5.5 million or 23% of sales in fiscal year 1998 versus $6.3 million or 27% of sales in fiscal year 1997. The decline in gross margin percentage was primarily due to: (1) continued price competition in the second quarter of fiscal year 1998, and (2) continued decrease in satellite modem orders in the second quarter of fiscal 1998, which typically have higher margins. The cost reduction from consolidation of the manufacturing operations made during the 1998 fiscal year has not yet been realized as modem production capacity has not been fully utilized. The Company estimates further pressure in gross margin percentage and softness in modem bookings and is developing improvements in the manufacturability of the STAR line of transceivers to improve gross margins during the remainder of fiscal year 1998.

Research and Development: Research and development expenses grew by 24% to $1.6 million or 15% of sales for the second quarter of fiscal 1998 from $1.3 million or 12% of sales for the second quarter of fiscal 1997. Research and development grew 21% to $3.0 million or 13% of sales for the first six months of fiscal year 1998 from $2.5 million or 11% of sales for the first six months of fiscal year 1997. The increase reflects a reserve of $125,000 of capitalized costs as well as the continuing support and enhancement of manufacturability of the STAR transceiver product line, the continued development of next generation of modem products and continued development of Starlink, an integrated transceiver/modem.

Marketing, General and Administrative: Marketing, general and administrative expenses were $2.1 million or 20% of sales in the second quarter of fiscal 1998 as compared to $2.2 million or 20% of sales for the same period in fiscal 1997. For the first six months of fiscal year 1998 expenses were $3.9 million or 17% of sales as compared to $4.1 million or 18% of sales in fiscal year 1997. The expenses in the second quarter of fiscal year 1998 included approximately $300,000 of international sales representative commissions.

Amortization of Intangible Assets. Amortization expense associated with intangible assets were $15,000 and $40,000 for the three months ended March 28, 1998 and March 29, 1997, respectively. For the six month period amortization expense was $34,000 and $80,000 in fiscal years 1998 and 1997, respectively.

Net Interest Expense. Net interest expense was $150,000 in the second quarter of fiscal 1998. During the same period of last fiscal year, net interest expense was $134,000. For the first six months of fiscal year 1998 interest expense was $331,000 as compared to $261,000 during the same period in fiscal year 1997. The increase in interest expense reflects the increase in the amount outstanding under short term debt, a higher cost of capital on short term debt, offset partially by decreased interest expense associated with 6.5% subordinated debenture held by Echostar Communication Corporation. The debenture principal was reduced from $4.1 million at September 27, 1997 to $2.3 million at March 28, 1998.

Net Gain on Sale of Investments. During the first six months of fiscal 1998 the Company realized a gain of $7.1 million on sales of 394,975 shares of Echostar Communication Corporation (NASDAQ: DISH) common stock at an average selling price of $19.37 per share. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, to fund Media4 debentures, repayment of operating line of credit, to fund operating expenditures, and to increase cash available. As of March 28, 1998 the Company holds a total of 230,805 shares of Echostar common stock valued at approximately $5.0 million.

Provision for Income Taxes. The effective tax (benefit) rate was 35% for the second quarter and the first six months of fiscal year 1998 as well as 35% for the second quarter and first six months of fiscal year 1997.

Backlog. The Company's total backlog was $3.1 million at the end of the second quarter of fiscal year 1998, as compared to backlog of $4.5 million at the end of the second quarter in fiscal year 1997. Management expects substantially all backlog to be delivered in fiscal 1998. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1998, the Company had working capital of $15.4 million, including $1.5 million in cash and cash equivalents, compared with working capital of $13.7 million, including cash and cash equivalents of $408,000 at September 27, 1997.

Net cash used by operating activities was $1.1 million during the first six months of fiscal 1998 as compared to net cash provided of $239,000 in the similar period of fiscal 1997. Cash was effected by a decrease in operating profit and increases in operating assets and decreases in operating liabilities.

The Company's investing activities provided $6.3 million during the first six months of fiscal 1998 as compared to cash provided of $1.0 million during the same period in fiscal year 1997. During the first six months of fiscal 1998 $7.8 million was realized from the sale of Echostar shares which offset $931,000 in additional purchases of Media4 notes and capitalized costs and $696,000 in capital expenditures. The Company increased its holding of Media4's debentures by purchasing a 7% $175,000 convertible debenture of Media4's from Alcatel Telspace at face value, and $750,000 of convertible debentures at 9.5% annual interest rate. The Company continues to maintain its investment in Media4 on cost basis, of $2.1 million, at March 28, 1998.

The Company's financing activities used $4.1 million during the first six months of fiscal 1998 as compared to net cash used of $2.3 million during the first six months of fiscal year 1997. The Company reduced convertible debentures by $1.8 million and made payments of debenture interest of $232,000. In addition the Company reduced its operating line of credit by $2.1 million during the first six months of fiscal year 1998.

At March 28, 1998, the Company's principal sources of liquidity consisted of $1.5 million in cash and a bank line of credit. At March 28, 1998, $2.1 million was outstanding on a $5.0 million operating line of credit. In addition the Company had a term loan with a principal balance of $731,000. The line of credit and term loan require the Company to be in compliance with certain financial covenants. As of March 28, 1998 the Company was not in compliance with the operating profitability covenant and has obtained a waiver from the bank. In addition, the Company has $416,000 outstanding under capital lease financing with a limit of up to $700,000 for capital equipment.

A principal source of capital, the value of the Company's holding of Echostar common stock, is subject to the volatility of the stock price. On September 27, 1997 the Company held 625,780 shares of Echostar stock with a value of $13 million and an unrealized gain of $8 million, net of tax. On March 28, 1998 the Company held 230,805 shares of Echostar stock with a value of $5 million and an unrealized gain of $3 million, net of tax.

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

Impact of Year 2000

The Company is reviewing the material risk associated with the Year 2000 issue on computer hardware and software. Computer systems are at risk where the date using "00" is recognized as the year 1900 rather than the year 2000. The Company is currently assessing its exposure and will have a plan in place by Q4 of FY '98. The Company, in April 1998, upgraded its financial and operations software with a Year 2000 compliant version. While the Company doesn't anticipate costs for the Year 2000 issue to be material final results of this review could be significantly different.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

         Exhibit Number           Description             Sequential Page Number

               27                 Financial Data Schedule      Page 13


(b)  Reports on Form 8-K


          April 24, 1998, reporting under item 4 - Changes in Registrant's Certifying Accountant.

          April 30, 1998, reporting under item 5 - Other Events concerning effect of the adoption of FAS 128, "Earnings per share".

          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  May 11, 1998                                  SSE TELECOM, INC.


                                                      By:/s/ Leon F. Blachowicz
                                                      Leon F. Blachowicz,
                                                      Chief Executive Officer

                                                      By:/s/ Russ D. Kinsch
                                                      Russ D. Kinsch,
                                                      Chief Financial Officer