Form 10-Q
period 1998-06-27
SSE TELECOM INC
filed 1998-08-13
CIK 808220

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 27, 1998

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

                                  Yes X No ____

As of July 24, 1998, the following number of shares of each of the issuer's classes of common stock were outstanding:

                             Common Stock 5,759,638

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                            Page

Condensed  Consolidated  Statements of Operations  for the three months and nine months ended June 27, 1998
and June 28, 1997 (unaudited)                                                  3

Condensed Consolidated Balance Sheets as of June 27, 1998 (unaudited)
and September 27, 1997                                                         4

Condensed Consolidated Statements of Cash Flows
for the nine months ended June 27, 1998
and June 28, 1997 (unaudited)                                                  5

Notes to Condensed Consolidated Financial Statements                         6-7


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            8-11


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                12-14

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                SSE Telecom, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
   For The Three Months and Nine Months Ended June 27, 1998 and June 28, 1997
                      (in thousands, except per share data)

                                                                    Three Months Ended           Nine Months Ended
                                                               June 27, 1998  June 28, 1997  June 27, 1998  June 28, 1997
                                                               -------------- -------------- ------------- -------------
Revenue                                                               $6,160         $9,790       $29,592       $33,252
Cost of revenue                                                       10,080         10,096        28,011        27,250
                                                               -------------- -------------- ------------- -------------
      Gross margin                                                   (3,920)          (306)         1,581         6,002

Expenses
      Research and development                                         1,693          1,358         4,720         3,859
      Marketing, general and
           administrative                                              2,537          3,376         6,440         7,491
      Amortization - intangible                                           11             49            45           129
      Restructuring charges                                            1,235            850         1,235           850
                                                               -------------- -------------- ------------- -------------
Operating loss                                                        (9,396)        (5,939)      (10,859)       (6,327)

Interest expense, net                                                    146            112           477           373

Gain on sale of investments, net                                        (317)             --       (7,434)       (2,642)

Other expense (income)                                                   (12)              9            22          (32)

                                                               -------------- -------------- ------------- -------------
Loss before income taxes                                               (9,213)       (6,060)       (3,924)       (4,026)

Benefit for income taxes                                               (3,224)        (2,121)      (1,373)       (1,409)
                                                               -------------- -------------- ------------- -------------

Net loss                                                              $(5,989)       $(3,939)     $(2,551)      $(2,617)
                                                               ============== ============== ============= =============

Basic and diluted loss per share                                      $(1.04)       $(0.67)        $(0.44)       $(0.45)
                                                               ============== ============== ============= =============

Shares used in computing basic and diluted loss per share              5,749          5,918         5,736         5,831
                                                               ============== ============== ============= =============


The  Notes  to  Consolidated  Financial  Statements  are an integral part of these statements.

                                SSE Telecom, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                             June 27, 1998        September 27, 1997*
                                                                (unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents                                    $          947           $         408
    Accounts receivable, net                                              4,490                  11,061
    Inventories                                                           9,693                  12,888
    Deferred tax assets                                                   4,754                   3,067
    Available for sale investments                                        5,308                      --
    Other current assets                                                    141                   1,123
                                                         -----------------------------------------------
Total current assets                                                     25,333                  28,547

Property, plant and equipment                                            13,556                  12,404
Less accumulated depreciation                                           (9,119)                 (8,063)
                                                         -----------------------------------------------
Property, plant and equipment, net                                        4,437                   4,341

Long-term investments                                                     2,816                  14,519
Other assets                                                                 --                     150
                                                         -----------------------------------------------
Total Assets                                                      $      32,586            $     47,557
                                                         ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                             $        4,342           $       6,070
    Accrued salaries and employee benefits                                1,345                   1,503
    Short-term debt                                                       4,091                   4,750
    Other accrued liabilities                                             1,751                   2,500
                                                         -----------------------------------------------
Total current liabilities                                                11,529                  14,823

Deferred tax liabilities                                                  1,900                   4,461
Long-term debt                                                            2,829                   4,730

Stockholders' equity:
    Common stock and paid-in capital                                     12,639                  12,546
    Treasury stock                                                      (1,782)                  (1,782)
    Retained earnings                                                     2,284                   4,835
    Net unrealized gain on available for sale
     investments                                                          3,187                   7,944
                                                         -----------------------------------------------
Total stockholders' equity                                               16,328                  23,543
                                                         -----------------------------------------------
Total Liabilities & Stockholders' Equity                         $       32,586            $     47,557
                                                         ===============================================


*Derived from audited financial statements.
                The Notes to Condensed Consolidated Financial Statements are an integral part of these statements


                                SSE Telecom, Inc.
           Condensed Consolidated Statements of Cash Flows (unaudited) For The Nine Months Ended June 27, 1998, and June 28, 1997
                                 (in thousands)

                                                                                               June 27, 1998         June 28, 1997

Cash used for operating activities:
 Net loss                                                                                    $       (2,551)        $      (2,617)
 Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                                     1,101                 1,147
     Non-cash portion of restructuring charges                                                         5,349                 2,100
     Non-cash portion of special warranty reserves                                                        --                 1,350
     Gain on sale of investments, net                                                                (7,434)               (2,642)
     Deferred interest expense                                                                           137                   176
     Changes in operating assets and liabilities:
         Accounts receivable                                                                           6,422                 1,670
         Inventories                                                                                   (660)                   260
         Other current assets                                                                          (953)                   612
         Accounts payable                                                                            (2,730)                    43
         Other accrued liabilities                                                                     (740)               (2,486)
                                                                                      ---------------------------------------------
Net cash used for operating activities                                                               (2,059)                 (387)
                                                                                      ---------------------------------------------

Cash provided by investing activities:
     Purchases of equipment                                                                          (1,152)               (2,346)
     Proceeds from sale of Echostar stock                                                              8,186                 2,835
     Purchase of Media4 debenture/equity                                                             (1,667)                  (95)

                                                                                      ---------------------------------------------
Net cash provided by investing activities                                                              5,367                   394
                                                                                      ---------------------------------------------

Cash (used for) provided by financing activities:
    Net (payment)/borrowings under operating lines of credit                                           (855)                 1,625
    Borrowings under equipment note                                                                       --                   607
    Payments on convertible notes payable                                                            (1,765)                 (675)
    Payments on principal of capital leases                                                             (10)                    --
    Proceeds from issuance of common stock                                                                93                   197
    Treasury stock purchases                                                                              --               (1,279)
    Payments of debenture interest                                                                     (232)                 (112)
                                                                                      ---------------------------------------------
Net cash (used for) provided by financing activities                                                 (2,769)                   363
                                                                                      ---------------------------------------------
Net increase in cash and cash equivalents                                                                539                   370
                                                                                      ---------------------------------------------
Cash and cash equivalents beginning of period                                                            408                 1,241
                                                                                      ---------------------------------------------
Cash and cash equivalents end of period                                                           $      947      $          1,611
                                                                                      =============================================


                The Notes to Condensed  Consolidated Financial Statements are an
                   integral part of these statements.

                                SSE TELECOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information at June 27, 1998, and for the three month and nine month periods ended June 27, 1998 and June 28, 1997, is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 27 , 1997 Form 10-K. The results of operations for the three months and nine months ended June 27, 1998, are not necessarily indicative of the operating results for the full year.

2.  RESTRUCTURING CHARGES

On June 25, 1998, the Company announced a program designed to focus the Company on its strengths in satellite communication transceivers and modems. As a result of this decision, the Company has recognized a charge of $5.7 million before taxes in the results of operations for the three and nine month period ended June 27, 1998. The charge is reflected in the statement of operations as;
$3,855,000 in cost of revenue, $562,000 in marketing, general and administrative, and $1,235,000 as restructuring charges. The restructuring amount includes $670,000 for personnel actions of which $211,000 was paid in June 1998, the balance will be paid through fiscal year 1999, $429,000 for the write off of certain fixed assets and for the write off of intangibles associated with the acquisition of Fairchild Data, and $136,000 for facility costs in Arizona and Virginia. The costs associated with these charges are estimates and actual amounts may differ.

3.  CONTINGENT LIABILITIES

A special warranty expense of $1.8 million before tax was recognized as of June 1997. This charge, of which $956,000 remains accrued as of June 27, 1998, reflects costs estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The Company has made progress on the program and has retrofitted a number of units within its installed base. The Company presently anticipates the retrofit program to continue for about six more months. The warranty cost accrued is an estimate, actual results could differ materially.

4.       INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At June 27, 1998 and September 27, 1997, inventories consisted of:


                    (in thousands)                                         June 27, 1998        September 27, 1997*
                                                                           -------------        -------------------
                                                                             (unaudited)

                    Manufacturing raw materials                                   $1,939                     $5,000
                    Work-in-process                                                4,425                      5,703
                    Finished goods                                                 3,329                      2,185
                                                                ========================= ==========================
                             Total                                                $9,693                    $12,888
                                                                ========================= ==========================

                                    * Derived from audited financial statements

5.  INVESTMENTS

The Company has invested in Media4 approximately $1,850,000 in convertible debentures, of which $1,500,000 is due March 31, 1999, and $350,000 due May 1, 2000. In addition, the Company has approximately $965,000 of Media4 common stock. As part of the program to focus on its core telecommunication business, the Company announced it would not complete its previously announced acquisition of Media4. In connection with the termination of the proposed acquisition, the Company committed to invest an additional $750,000 in Media4 convertible debentures beginning July 1998 through December 1998.


6.         LONG TERM DEBT

At June 27, 1998, the Company had an outstanding principal balance of $2.3 million on its 6 1/2% convertible subordinated debentures due March 1, 2001, payable to Echostar Communication Corporation. During the first nine months of fiscal 1998 the Company repaid $1.8 million of the debenture principle and $232,000 of debenture interest.

7.  LOSS PER SHARE


The following table sets forth the computation of basic and diluted loss per share:
(in thousands, except per share)



                                                                        Three Months Ended                Nine Months Ended
                                                                   June 27, 1998   June 28, 1997    June 27, 1998    June 28, 1997
Numerator for diluted loss per share                                     $(5,989)        $(3,939)         $(2,551)         $(2,617)

Denominator for basic and diluted loss per share-
  weighted average shares outstanding                                       5,749           5,918            5,736            5,831

Basic and diluted loss per share                                          $(1.04)         $(0.67)          $(0.44)          $(0.45)

Antidilutive shares excluded                                                  196             353              208              384


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

Overview

On June 25, 1998, the Company announced a plan to focus on its strengths in satellite communication transceivers and modems, enhance product development for broader wireless markets, and accelerate the development of Media4. The Company has a significant asset in its name recognition through its large installed base of satellite communication equipment. To make the most of that name recognition, the Company is focusing on improving product performance, delivery and customer responsiveness.

As part of that plan, the Company is enhancing the management team and sales organization with seasoned Satcom professionals, focusing it's research and development efforts, eliminating obsolete product lines, consolidating facilities and improving manufacturing processes. As a result, the Company has recognized a charge of $5.7 million before taxes in the results of operations for the three and nine month periods ended June 27, 1998. The charge is reflected in the statement of operations as; $3,855,000 in cost of revenue, $562,000 in marketing, general and administrative, and $1,235,000 as restructuring charges. The restructuring amount includes $670,000 for personnel actions of which $211,000 was paid in June 1998 with the balance to be paid through fiscal year 1999, $429,000 for the write off of certain fixed assets and for intangibles associated with the acquisition of Fairchild Data, and $136,000 for facility closure costs in Arizona and Virginia. The costs associated with these charges are estimates and actual amounts may differ.

The Company announced it would not complete its previously announced acquisition of Media4. As part of a termination agreement on the proposed acquisition, the Company agreed to invest an additional $750,000 in Media4 convertible debentures beginning July 1998 through December 1998 and reimburse $25,000 of Media4's cost associated with the previously proposed acquisition.


Results of Operations for the Three Months and Nine Months Periods Ended June 27, 1998 and June 28, 1997

Revenue: Sales were $6.2 million for the third quarter of fiscal 1998 and $9.8 million for the same period in fiscal 1997, representing a decrease of 37%. Sales for the first nine months of fiscal 1998 were $29.6 million as compared to $33.3 million for the same period in fiscal 1997, representing a decrease of 11%. The Company has experienced softness in new bookings throughout fiscal year 1998 which impacted the level of shipments during the third quarter of fiscal year 1998. The Company continues to see worldwide price competition, particularly in the low power transceiver market.

Gross Margin: Gross margin was $(3.9) million or (64)% of sales in the third quarter of fiscal 1998, compared to $(306,000) or (3)% of sales for the third quarter of 1997. Gross margins for the first nine months was $1.6 million or 5% of sales in fiscal year 1998 versus $6.0 million or 18% of sales in fiscal year 1997. The decline in gross margin percentage from fiscal year 1997 was primarily due to: (1) $3.9 million of costs associated with the focus plan mentioned above, and (2) low margin sales and lower sales volume.

Research and Development: Research and development expenses grew by 25% to $1.7 million or 27% of sales for the third quarter of fiscal 1998 from $1.4 million or 14% of sales for the third quarter of fiscal 1997. Research and development grew 22% to $4.7 million or 16% of sales for the first nine months of fiscal year 1998 from $3.9 million or 12% of sales for the first nine months of fiscal year 1997. The increase reflects the continuing support and enhancement of manufacturability of the STAR transceiver product line, and development costs associated with the release of the next generation of modem products, the SM3000 and SM4000.

Marketing, General and Administrative: Marketing, general and administrative expenses were $2.5 million or 41% of sales in the third quarter of fiscal 1998 as compared to $3.4 million or 34% of sales for the same period in fiscal 1997. For the first nine months of fiscal year 1998, expenses were $6.4 million or 22% of sales as compared to $7.5 million or 23% of sales in fiscal year 1997. The expenses in the third quarter of fiscal year 1998 include approximately $232,000 of personnel actions associated with the recruitment of several senior management positions, $148,000 for bad debt expense, and $25,000 reimbursement of Media4's costs associated with the previously proposed acquisition of Media4.

Amortization of Intangible Assets. Amortization expense associated with intangible assets were $11,000 and $49,000 for the three months ended June 27, 1998 and June 28, 1997, respectively. For the nine month period amortization expense was $45,000 and $129,000 in fiscal years 1998 and 1997, respectively. As part of the focus plan the Company expensed the intangible balance of $96,000 as of June 27, 1998. Those costs are recognized in the restructuring charges for the period ended June 27 1998.

Restructuring  Charges.  The  Company  has  reported a charge of  $1,235,000  as restructuring charges for the period ended June 27, 1998. The restructuring amount includes $670,000 for personnel actions of which $211,000 was paid in June 1998 with the balance to be paid through fiscal year 1999, $429,000 for the write off of certain fixed assets and for the write off of intangibles associated with the acquisition of Fairchild Data, and $136,000 for facility closure costs in Arizona and Virginia. The costs associated with this restructuring are estimates and actual amounts may differ. For the periods ended June 28, 1997 the Company reported restructuring charges of $850,000 as part of the consolidation of manufacturing operations from Scottsdale, Arizona to Fremont, California.

Interest Expense, net. Interest expense, net was $146,000 in the third quarter of fiscal 1998. During the same period of last fiscal year, net interest expense was $112,000. For the first nine months of fiscal 1998 interest expense was $477,000 as compared to $373,000 during the same period in fiscal year 1997. The increase in interest expense reflects the increase in the amount outstanding under short term debt, a higher cost of capital on short term debt, offset partially by decreased interest expense associated with 6.5% subordinated debenture held by Echostar Communication Corporation. The debenture principal was reduced from $4.1 million at September 27, 1997 to $2.3 million at June 27, 1998.

Gain on Sale of Investments, Net. During the first nine months of fiscal 1998, the Company realized a gain of $7.4 million on sales of 406,875 shares of Echostar Communication Corporation (NASDAQ: DISH) common stock at an average selling price of $20.13 per share. The proceeds generated from these sales were used to repay the convertible debentures held by Echostar, to fund additional investment in Media4 debentures, to repay the operating line of credit, to fund operating expenditures, and to increase cash available. As of June 27, 1998, the Company holds a total of 218,905 shares of Echostar common stock valued at approximately $5.3 million.

Benefit for Income Taxes. The effective tax benefit rate was 35% for the third quarter and the first nine months of fiscal year 1998 as well as 35% for the third quarter and first nine months of fiscal year 1997.

Backlog. The Company's backlog was $4.4 million at the end of the third quarter of fiscal year 1998, as compared to backlog of $9.4 million at the end of the third quarter in fiscal year 1997. Management expects substantially all backlog to be delivered in fiscal 1998. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1998, the Company had working capital of $13.8 million, including $947,000 in cash and cash equivalents, compared with working capital of $13.7 million, including cash and cash equivalents of $408,000 at September 27, 1997.

Net cash used by operating activities was $2.1 million during the first nine months of fiscal 1998 as compared to net cash used of $387,000 during the first nine months of fiscal 1997. Cash was effected primarily by the operating loss.

The Company's investing activities provided $5.4 million during the first nine months of fiscal 1998 as compared to cash provided of $394,000 during the same period in fiscal year 1997. During the first nine months of fiscal 1998, $8.2 million was realized from the sale of Echostar shares which offset $1.7 million in additional purchases of Media4 convertible debentures and $1.2 million in capital expenditures. The Company increased its holding of Media4's debt by purchasing a 7% Media4 convertible debenture from Alcatel Telspace for $175,000, and $1,675,000 of convertible debentures at 9.5% annual interest rate. The Company continues to maintain its investment in Media4 on a cost basis, of $2.8 million, at June 27, 1998. As part of a termination agreement on the proposed acquisition the Company agreed to invest an additional $750,000 in Media4 convertible debentures beginning July 1998 through December 1998 and reimburse $25,000 of Media4's cost associated with the previously proposed acquisition.

The Company's financing activities used $2.8 million during the first nine months of fiscal 1998 as compared to net cash provided of $363,000 during the first nine months of fiscal year 1997. The Company made payments of $855,000 under its operating line of credit, reduced convertible debentures by $1.8 million, and made payments of debenture interest of $232,000.

At June 27, 1998, the Company's principal sources of liquidity consisted of $947,000 in cash and a bank line of credit. At June 27, 1998, $3.4 million was outstanding on a $5.0 million operating line of credit. In addition, the Company had a term loan with a principal balance of $656,000. The line of credit and term loan require the Company to be in compliance with certain financial covenants. As of June 27, 1998, the Company was not in compliance with certain covenants and has obtained a waiver from the bank. In addition, the Company has $437,000 outstanding under a capital lease.

A principal source of capital, the value of the Company's holding of Echostar common stock, is subject to the volatility of the stock price. On September 27, 1997, the Company held 625,780 shares of Echostar stock with a value of $13 million and an unrealized gain of $8 million, net of tax. On June 27, 1998, the Company held 218,905 shares of Echostar common stock with a value of $5.3 million and an unrealized gain of $3.2 million, net of tax.

On July 16, 1998, the Company reacquired the stock ownership of its formerly wholly-owned subsidiary Corporate Telecom Services, Inc. ("CTSI"). In 1989, SSE Telecom transferred its ownership interest in CTSI pursuant to a trust agreement, and the ownership had been held in trust since that date. Effective July 16, 1998, the trust was terminated and the ownership of CTSI reconveyed to the Company. CTSI has no continuing business, and its only asset is approximately $5.8 million in cash, which is the net proceeds, after expenses but before provision for taxes, resulting from the sale by CTSI of its license to construct, own and operate a cellular telephone system for a rural service area.

The Company's capital requirements could change in the event of factors such as lower than anticipated demand for the Company's products, the uncertainty of the cost associated with the special warranty expense or unanticipated limitations on debt financing. The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its lines of credit will be adequate to meet its requirements for working capital, capital expenditures, debt services and external investment for the foreseeable future. Due to certain constraints on the ability to sell Echostar shares and potential volatility of the value of the stock, there could be a significant reduction in funding available from the liquidation of Echostar common stock. If these events occur, the Company may be required to raise additional capital using other means to meet all of its needs.

Impact of Year 2000

The Company, like most other companies, is faced with the Year 2000 issue. The Year 2000 issue is the result of computer programs written with two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has determined that it will be necessary to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completely timely, the Year 2000 issue could have a material impact on the operations of the Company. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

The Company has been using both external and internal resources to upgrade its commercial software programs for the Year 2000 issue. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete the Year 2000 modifications, including testing, by the end of 1998. The total remaining cost for addressing the Year 2000 Issue of approximately $220,000, which is based on management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 Issue costs will be funded through operating cash flows.


PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

         Exhibit Number           Description             Sequential Page Number

               27                 Financial Data Schedule       Page 13


(b)  Reports on Form 8-K

          June 22, 1998, reporting under item 4 - Changes in Registrant's Certifying Accountant.

          July 16, 1998, reporting under item 2 - Acquisition or Disposition of Assets.

          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 13, 1998                                SSE TELECOM, INC.

                                                       By:/s/ Leon F. Blachowicz
                                                       Leon F. Blachowicz,
                                                       Chief Executive Officer

                                                       By: /s/ Russ D. Kinsch
                                                       Russ D. Kinsch,
                                                       Chief Financial Officer