Form 10-K
period 1998-09-26
SSE TELECOM INC
filed 1998-12-28
CIK 808220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended September 26, 1998

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-16473

                                SSE TELECOM, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              52-1466297
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

47823 Westinghouse Drive                                           94539
Fremont, California                                              (Zip Code)
(Address of principal executive office)

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

                                 Yes X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 4, 1998 as reported on the Nasdaq National Market, was approximately $8,913,698. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On December 4, 1998, there were 6,016,099 shares of the Registrant's Common Stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Notice of Annual Meeting of Stockholders and proxy statement for the Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of Form 10-K.

(2) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended September 26, 1998.

                                     PART I

ITEM 1. BUSINESS

      SSE Telecom, Inc.'s (the "Company" or "SSE Telecom") principal business is the manufacture and sale of satellite telecommunication equipment. The Company designs, manufactures and markets satellite communications products and systems for the transmission of voice, data, fax and video. SSE Telecom sells its products directly to domestic and international telecommunication system integrators as well as to certain sophisticated end users and has an installed base of over 40,000 transceivers and modems in satellite earth stations located in over 110 different countries.

      The Company's principal executive offices and manufacturing operations are located in Fremont, California at 47823 Westinghouse Drive, Fremont, CA 94539-7437.

SATELLITE COMMUNICATION INDUSTRY OVERVIEW

      Growing international demand for telecommunications capacity, technical innovation and deregulation trends continue to contribute to the growth in the worldwide satellite communications market. The growth is fueled by user requirements for information, particularly in developing countries. Satellite communication systems are often a preferred medium for communications over a large geographic area and have specific advantages over traditional terrestrial networks in many applications. The industry is driven by a high launch rate of geostationary communications satellites for international applications.

      The equipment portion of the satellite communications market is generally segmented into earth station and component submarkets. The earth station market is further divided into large, medium, small, very small aperture terminal ("VSAT") and mobile segments. The Company's primary product focus is on the small and VSAT segments of the market.

PRODUCTS

      A satellite earth station system generally consists of three primary components: (1) transceivers (2) modems and (3) antennas. SSE Telecom manufactures and sells two of the three key components for earth stations, transceivers and modems. These products are complex assemblies of devices and components designed to perform multiple-circuit functions in a single package. The Company's products, particularly transceivers, have a significant engineering content and require skilled technical labor for assembly and test. In addition to selling separate components, the Company designs and markets a wide range of integrated satellite hardware, including rack-mounted converters. The Company also selectively provides systems integration services to certain sophisticated end users of satellite earth station products.

      The Company offers more than 20 different products, including STAR satellite transceivers, modems, rack converters, and T-Series outdoor converters. The Company is focused on three primary product areas: (1) microwave radio frequency ("RF") products which include X, C and Ku-band transceivers and converters, (2) digital products, primarily satellite modems, and (3) system product offerings for Federal government applications.


      Transceivers

            Transceivers manufactured by the Company contain microwave downconverters, upconverters, frequency synthesizers and power amplifiers. SSE Telecom designs and manufactures, or procures from qualified outside vendors, all of these individual subassemblies of the transceiver. The transceivers are designed for worldwide use in satellite earth stations such as those using standards set by Intelsat and Eutelsat. SSE Telecom manufactures a variety of transceivers at X, C and Ku-band frequencies. Specific power and frequency requirements may be adjusted to individual customer requirements.

            Transceiver options support many different types of specific applications and, therefore, prices may vary over a wide range. However, most of these products are standard elements of communications systems and, as such, are competitively priced.

      Modems

            SSE Telecom manufactures a broad range of modems ranging from a low cost, low data rate closed network modem to a fully featured IBS/IDR high speed modem. The Company's modems and complementary redundancy switches provide voice, data, and video communications where industry standard modulation techniques and programmable coding options are required. These modems support industry standard BPSK, QPSK and 8PSK/TCM modulation methods.

     Transportable Satellite Terminals

         SSE Telecom manufactures several configurations of small transportable terminals (Fly-Away earth stations) for X, C, Ku and Tri-Band configurations. The transportable Tri-Band transceivers are lightweight and designed to permit rapid change to X, C and Ku frequencies with minimal changes to the physical configuration of the system. These are designed for maximum performance in a small package with quick and easy set up with no tools.

CUSTOMERS

      Customers of the Company's products include domestic and international telecommunication systems integrators and service providers, private communication networks and foreign and domestic government agencies. These key customers represent a wide range of applications including internet access, business networks, government usage, training and distance learning. Companies in broadcast television also contribute to demand in some regions of the world. The Company's customer base, while diverse, includes a concentration of five customers which accounted for 42% of revenues in 1998. The U.S. Government and Loral/Orion, Inc. each accounted for 10% of revenues in 1998. The U.S. Government accounted for 11% of revenues in 1997 and Nortel Dasa accounted for 13% of revenues in 1996.

      The evolving international markets continue to be an important source of revenue for the Company. Continued requirements for telephone service internationally drives the demand particularly in the market segments addressed by the Company. Satellite systems are very well suited for quick installation of telephonic service in remote geographic regions and interface well with other transmission media. The Company has an installed base of products in over 110 countries. Direct export revenues accounted for 44% of the Company's revenues in 1998, 45% of the Company's revenues in 1997 and 56% of the Company's revenues in 1996. No individual geographic region represented a significant portion of revenues.

SALES, MARKETING AND CUSTOMER SUPPORT

      SSE Telecom directs its marketing activities and programs toward domestic and international systems integrators of telecommunications equipment and to establishing direct relationships with certain substantial companies or government agencies who provide their own systems installations. The Company markets and supports its products through a direct sales force, supplemented in international markets, by independent sales representatives. Sales promotion is accomplished by direct mail, participation in domestic and international trade shows, advertising in industry and trade publications, telemarketing, and through the World Wide Web.

      The Company believes an essential element of its marketing strategy is its establishment and maintenance of close relationships with its customers through multi-functional teams composed of technical, marketing, sales, training, and manufacturing personnel. Field engineers, customer service representatives, application engineers and sales support personnel provide support services to customers. Customers receive direct support from customer service representatives throughout the order entry, manufacturing and delivery scheduling processes so that customer equipment specifications and scheduling may be met. Warranty and repair service is administered by the same representatives, thus enhancing the continuity of customer support. Technical and service support is offered directly by personnel based in Europe and Thailand which ensures that the majority of the Company's worldwide customers can contact a representative during business hours. Most support services are provided through direct contact via telephone, e-mail and facsimile. When appropriate, technical and training support is also provided in the field at customer sites. Customers may also receive training at the Company's facilities.

MANUFACTURING

      The Company manufactures its products in Fremont, California. This facility is certified ISO 9001 compliant. The primary manufacturing focus during 1998 was the manufacture of STAR transceivers, and two modem products that had been introduced in 1997. The STAR transceivers, introduced in late 1996, are the Company's latest design in a series of advanced satellite transceiver products, utilizing Monolithic Microwave Integrated Circuit (MMIC) technology.

COMPETITION

      The satellite communications equipment market is very competitive and the Company expects that competition will increase. Significant competitive factors include price, quality, delivery, product performance and features, timing of new product introductions by the Company and its competitors, and customer service and support. The Company believes it competes favorably in each of these areas. Price pressure is expected to continue in the satellite transceiver and modem market in the foreseeable future. As a result, the Company expects to continue to experience declining average sales prices for its products. The Company's future gross margin is dependent upon its ability to reduce costs in line with or faster than declines in sales prices.

RESEARCH AND DEVELOPMENT AND SUSTAINING ENGINEERING

      The Company's research and development efforts focus on new product development, adding or enhancing features on existing products, and sustaining engineering on mature products. Research and development expenses were approximately $5.6 million, or 15.3% of revenue during fiscal 1998, $5.1 million, or 11.1% of revenue in fiscal 1997, and $4.2 million, or 9.0% of revenue in fiscal 1996. The increase in research and development expenditures principally relates to (1) the Company's development of advanced digital modem products, (2) increased integrated system products and content, and (3) sustaining engineering for the STAR product line. Research and development expenses are expected to decline in fiscal 1999 relative to fiscal 1998 due to the planned increased reliance on outside supplier relationships. However, the Company plans to continue with its commitment to research and development in fiscal 1999.

PERSONNEL

      As of December 4, 1998, the Company employed a total of 172 regular fulltime employees and 17 temporary employees. The Company's employees are not represented by a labor organization nor is the Company party to any collective bargaining agreement. The Company has never experienced an employee strike or work stoppage. The Company considers its relations with its employees to be good.

BACKLOG

      SSE Telecom had a backlog of firm orders of $5,931,000 at September 26, 1998, and management expects all of the orders to be delivered within fiscal 1999. The current backlog compares to a backlog of $11,027,000 at September 27, 1997 and $8,872,000 at September 28, 1996. The decrease in backlog in 1998 was due to lower order bookings primarily due to economic conditions in Latin America and Asia, in addition to reduced U.S. Government demand. The backlog is generally representative of the historical product and customer mix. Backlog as of December 4, 1998 was approximately $5,639,000.

     Timing differences from year to year as to the receipt of large orders and changes in factory production make meaningful year to year comparisons of backlog difficult.

FOREIGN CURRENCY

     All contracts with foreign customers are negotiated in United States dollars.

RISK FACTORS

     Information contained in this document contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key consumers in international sales could cause actual results to differ from those described in these statements and prospective investors and stockholders should carefully consider these factors in evaluating these forward-looking statements. Particular factors that may affect future financial results are:

      Potential Fluctuations in Quarterly Operating Results

            The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of the Company's product line of STAR satellite transceivers and the Company's new high speed high data rate modems, delays in the delivery of the Company's products, delays in the closing of sales, availability, quality, timely shipment of materials, equipment and components from the Company's suppliers, new product introductions and product enhancements by the Company or its competitors, the prices of the Company's or its competitors products, the mix of products sold, manufacturing costs, the level of warranty claims and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results for such period, and such price pressure over an extended period could materially adversely affect the Company's long term profitability. For example, the Company's reduction in the list price of its STAR transceiver during fiscal 1998 had a negative impact on net revenues and gross margins. The Company expects that the gross margin will continue to be under pressure to decline due to such price reductions as well as continuing competitive price pressure in the satellite telecommunication equipment market. The Company's ability to maintain or increase net revenues and gross margin will depend upon its ability to increase unit sales volumes, reduce manufacturing costs and introduce new products or product enhancements. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues. The Company typically ships products near the end of each quarter. Accordingly, the Company's net revenues for any particular quarter cannot be predicted with any degree of accuracy. In addition, the Company has, in the past, experienced delays with shipping its products which has caused its revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

      Product Concentration; Market Acceptance of Products

           Sales of the Company's STAR transceivers have accounted for approximately 44% of net revenues in 1998. The Company anticipates that its STAR transceivers will continue to account for a substantial majority of its net revenues during fiscal year 1999. Any factor adversely affecting the demand or supply for the STAR transceiver product line could materially adversely affect the Company's business, financial condition or results of operations. The market for the Company's products is subject to technological change, new product introductions and continued market acceptance. Current competitors or new market entrants may develop new products with features that could cause a significant decline in sales, price reductions or loss of market acceptance of the Company's existing products and future products. The Company's success will depend, among other factors, upon its ability to enhance its existing products and to introduce new products on a timely basis.

            The Company's STAR transceivers and other products are extremely complex and the Company has, in the past, experienced problems with respect to the performance and reliability of these products. If the Company's products continue to have performance and reliability or quality problems, then the Company may experience reduced orders and additional warranty and service expenses. In addition, such problems may damage the Company's reputation and adversely affect its ability to attract new customers. There can be no assurance that the Company will not encounter performance or reliability issues in the future.

      Limited Number of Principal Customers

           Sales of the Company's products are concentrated in a small number of customers. For fiscal 1998, the largest five customers accounted for 42% of sales. There can be no assurance that the Company will realize equivalent sales from their top customers in the future. The loss of any existing customer or a significant reduction in the level of sales to any existing customer could have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Suppliers

           The Company's manufacturing operations are highly dependent upon the timely delivery of quality components and other equipment by outside suppliers. From time to time the Company has experienced delivery delays from key suppliers which impacted sales. In addition, as was experienced in 1998 and 1997, certain vendor supplied materials may have quality issues which could impact sales and increase customer support costs. There can be no assurance that the Company will not experience material supply problems or component issues in the future.

      Competition

           The market for satellite telecommunication equipment is highly competitive and subject to rapid technological change. The Company competes with a number of companies that manufacture components of satellite earth station systems similar to those manufactured by the Company. Certain of these companies have substantially greater financial resources and production, marketing, engineering and other capabilities than the Company with which to develop, manufacture, market and sell their products. The Company believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, delivery, product performance and features, timing of new product introductions by the Company and customer service and support.

           The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by existing competitors and the entry of new competitors into the satellite telecommunication equipment market has in the past and may in the future cause the Company to reduce the prices of its products. The Company expects this increased competitive pressure to lead to intensified price-based competition, resulting in lower prices and may result in lower gross margins which would adversely affect the Company's business, financial condition and results of operations.


      Attraction and Retention of Qualified Personnel

            The Company's manufacturing and development capabilities are highly dependent upon hiring and retaining the required technical personnel. The Company competes for such personnel with other companies, government entities and organizations. From time to time the Company has experienced difficulties in recruiting and retaining key qualified personnel which impacted operations. There can be no assurance that the Company will not experience personnel resource problems in the future.

      Year 2000

            The Company is aware that many existing Information Technology ("IT") systems, such as computer and software products, as well as non-IT systems that included embedded technology, were not designed to correctly process data after December 31, 1999. The Company has created a Year 2000 project team to review, and evaluate the Company's products, computer systems, test equipment systems and other non-IT systems. The Company has determined that it will be necessary to modify or replace portions of its software so that its computer and non-IT systems will properly utilize dates beyond 1999. The Company believes that with modifications and conversions to new software, the Year 2000 issue can be mitigated, and anticipates completion of all Year 2000 efforts by the end of fiscal 1999. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company has also initiated discussions with its suppliers regarding their plans to investigate and address their Year 2000 problems, if any. Failures by the Company's suppliers' computer systems could adversely affect the demand for product. There can be no assurance that the systems of other companies on which the Company's systems, services, and products rely will be timely converted, or that any such failure to convert by another company would not have an adverse affect on the Company's business financial conditions or results of operations.

            The Company has been using both external and internal resources to upgrade its commercial software programs for the Year 2000 issue. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete the Year 2000 modifications, including testing, by the end of 1999. The total remaining estimated cost for addressing the Year 2000 Issue of approximately $220,000,which is based on management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 issue costs will be funded through operating cash flows.

            As the efforts of the Year 2000 project team continue, the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. In addition, if any customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from the Company's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of the Company's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delay or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although the Year 2000 project team has not determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial conditions or results of operations.

            The Company's Year 2000 project team's activities will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 project team will develop contingency plans in the event that any third parties who provide goods and services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 project team expects to conclude the development of these contingency plans by the end of fiscal 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations

ITEM 2. PROPERTIES

      SSE Telecom occupies two facilities: 37,700 square feet at 47823 Westinghouse Drive, Fremont, California which houses manufacturing and administration, and approximately 11,000 square feet at 47436 Fremont Boulevard, Fremont, California which houses research and development. Both facilities are leased with the lease on the first facility expiring in June 2001, and the lease on the second facility expiring in July 1999. The Company maintains its executive offices in the Fremont facilities. SSE Telecom also leases approximately 7,000 square feet of facilities in Phoenix, Arizona that was once occupied by SSE Datacom. This facility is not currently utilized and the Company is actively marketing the facility for sublease.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any litigation and is not aware of any litigation that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company has one series of common stock, $.01 par value common stock, the holders of which have full voting rights. At December 4, 1998, there were approximately 157 holders of record of the Company's common stock. This number is based upon the number of stockholders of record as reported by the American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

      The Company's common stock is listed on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the trading symbol "SSET" and is listed in the Wall Street Journal and in other newspapers. The following table sets forth representative high and low closing prices in the NASDAQ system for the specified periods.


1998                                                     High               Low
--------------------------------------------------------------------------------
First Quarter                                           $7.25              $4.56
Second Quarter                                           4.94               3.50
Third Quarter                                            4.84               3.50
Fourth Quarter                                           2.75               1.31

1997                                                     High               Low
--------------------------------------------------------------------------------
First Quarter                                           $9.35              $7.25
Second Quarter                                           8.75               7.25
Third Quarter                                            7.50               5.56
Fourth Quarter                                           6.63               4.63

      The Company follows the policy of reinvesting all earnings to finance expansion of its business. No change in this policy is contemplated in the foreseeable future. The board of directors has not declared dividends in the last five years and does not have present plans to declare dividends in the foreseeable future. The Company's credit facility requires the Company's bank to give prior written approval before declaring or paying cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

      In fiscal 1998, the Company did not sell any of its securities in unregistered sales.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(dollars and shares in thousands except for per share data)

                                                                 FISCAL YEARS ENDED
SUMMARY OF OPERATIONS                         1998         1997         1996         1995        1994

REVENUE                                     $ 36,739     $ 45,764     $ 46,220     $ 33,569    $ 30,173
  Cost of revenue                             34,618       36,431       33,697       22,952      19,997
GROSS MARGIN                                   2,121        9,333       12,523       10,617      10,176

OPERATING EXPENSES:
   Research and development                    5,622        5,071        4,179        2,958       2,543
   Marketing, general and administrative       8,681        9,512        7,721        5,829       4,733
   Write-off of acquired in-process R&D           --           --        1,404           --          --
   Acquisition related asset write down           --           --        1,105           --          --
   Restructuring                               1,236          850           --           --          --
OPERATING (LOSS) INCOME                      (13,418)      (6,100)      (1,886)       1,830       2,900
  Net (gain) on sale of investments          (10,020)      (3,730)      (2,584)          --      (1,227)
  Net (gain) on sale of assets                (5,094)
  Net interest expense                           411          524          479          223         147
  Other expense                                  133           14           --           94         586
INCOME (LOSS)  BEFORE INCOME TAXES             1,152       (2,908)         219        1,513       3,394
  Provision (benefit) for income taxes           484       (1,018)          88          414       1,224
    NET INCOME (LOSS)                       $    668     $ (1,890)    $    131     $  1,099    $  2,170

NET INCOME (LOSS) PER SHARE:
  Basic net income (loss) per share         $   0.12     $  (0.32)    $   0.02     $   0.20    $   0.42
  Diluted net income (loss) per share       $   0.12     $  (0.32)    $   0.02     $   0.20    $   0.40
  Cash dividends paid                       $     --     $     --     $     --     $     --    $     --

  Shares used in computing basic net
   income (loss) per  share                    5,743        5,820        5,368        5,370       5,144
  Shares used in computing diluted net
   income (loss) per  share                    5,744        5,820        5,595        5,587       5,593

BALANCE SHEET:
   Total current assets                     $ 20,883     $ 28,547     $ 27,214     $ 21,874    $ 21,652
   Total assets                               31,049       47,557       55,263       37,823      25,034
   Total current liabilities                  10,490       14,823       11,238        4,222       3,890
   Total long-term liabilities                 2,381        9,191       12,737       14,044       9,781
   Stockholders' equity                       18,178       23,543       31,288       19,557      11,363

 The table above sets forth selected consolidated financial data of SSE Telecom and should be read in conjunction with the Consolidated Financial Statements and
                Notes thereto included elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto in Item 8. This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those herein. Factors that cause or contribute to such differences include, but are not limited to, those discussed in "Business-Risk Factors" in Part 1 of this Annual Report on Form 10-K and in the Company's other filings with the SEC.

OVERVIEW

      Fiscal 1998 was a challenging year for SSE Telecom. The Company's financial results were adversely impacted by lower than anticipated order bookings resulting from unfavorable international economic conditions and production problems related to both the transceiver and modem product lines. The production process was affected by the restructuring and consolidation of the Company's modem development operations from the Phoenix, Arizona facility to the Fremont, California facilities.

      The Company's 1998 year end backlog was $5.9 million. This was a 46.4% decrease from 1997 year end of $11.0 million, and a 33.7% decrease over the 1996 year end of $8.9 million. The decrease was due to poor economic conditions in Latin American and Asia, and decreased U.S. Government business resulting in reduced order bookings. The difficulties in factory throughput also negatively impacted order bookings.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS 1998, 1997 AND 1996

      REVENUE: Revenues were $36.7 million for fiscal 1998 as compared to $45.8 million in fiscal 1997 and $46.2 million in fiscal 1996, representing a decrease from 1997 to 1998 of 19.7% compared to a decrease of 1.0% from 1996 to 1997. The decline in revenue for fiscal 1998 is principally attributable to lower bookings in addition to a decline in the average selling prices in the Company's transceiver products.

      GROSS MARGIN: The gross margin was $2.1 million or 5.8% of revenues in fiscal 1998, compared to $9.3 million or 20.4% of revenues and $12.5 million or 27.1% of revenues in fiscal 1997 and fiscal 1996, respectively. The gross margin decline in 1998 was due to material manufacturing problems in the Company's satellite transceivers, the $3.9 million expense associated with the elimination of obsolete products, and a decline in the average selling price of the Company's products. Gross margin decrease in 1997 was due to a defective component in certain of the Company's satellite transceivers for which the Company recorded a $1.8 million special warranty charge, the impact of the restructuring of the modem manufacturing operations, and increased competition resulting in declines in the average selling price of the Company's products.

     OPERATING EXPENSES: Research and development spending was $5.6 million in fiscal 1998, compared to $5.1 million in fiscal 1997, and $4.2 million in 1996. Research and development expenses as a percentage of sales were 15.3%, 11.1% and 9.0% in fiscal 1998, 1997 and 1996, respectively. The increase in research and development expense relates to the Company's continued sustaining engineering and improved manufacturability efforts on the STAR product line, development of advanced digital modem products, and increased system content in various products. The Company plans to continue its commitment to research and development in fiscal 1999.

     Marketing, general and administrative expenses were $8.7 million or 23.6% of revenues in fiscal 1998, compared to $9.5 million or 20.8% of revenues in fiscal 1997, and $7.7 million or 16.7% of revenues in fiscal 1996. The decrease in absolute dollars in fiscal 1998 was due to the reduction of expenses as a result of the June 1997 consolidation of the Arizona operations. The increase in fiscal 1997 was due to increases in bad debts, certain compensation and severance costs associated with the Company's former president and higher commission expenses. The Company's investment in its marketing, general and administrative functions may vary as a percentage of sales in the future.

     The fiscal 1998 restructuring expenses of $1.2 million principally includes charges associated with the closing and relocation of its modem development facility from Scottsdale, Arizona to Fremont, California, staffing adjustments and severance. The fiscal 1997 restructuring expense was for charges associated with the consolidation of the Company's manufacturing facilities and consisted of a write down for certain intangibles acquired as part of the purchase of the assets of Fairchild Data Corporation in fiscal 1996, severance for employees and other various costs incurred in transferring the manufacturing capability in Scottsdale, Arizona and consolidating it with the transceiver product line in Fremont, California.

     GAIN ON SALES OF INVESTMENTS: During fiscal 1998, the Company sold 506,880 shares of its total of 625,780 shares of class A common stock (the "Stock") of Echostar Communications Corporation ("Echostar".) The Echostar Stock was acquired in December 1994 in exchange for the Company's 91.2% interest in Directsat Corporation, a direct broadcast satellite licensee. The Company realized a pre-tax gain of approximately $10.0 million, net of commission and transaction expenses, on the sale of the Stock in 1998. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, and to fund general working capital requirements. A pre-tax gain of approximately $3.7 million and $2.6 million, net of commission and transaction expenses, were realized on the sale of the Stock in fiscal 1997 and fiscal 1996, respectively. As of September 26, 1998, the Company held a total of 118,900 Echostar common stock.

      GAIN ON SALES OF ASSETS: In 1989, Corporate Telecom Services ("CTSI") a wholly-owned subsidiary of the Company, was an applicant before the Federal Communications Commission for the award of certain cellular telephone licenses for certain rural statistical areas ("RSA"). In 1989, in order to comply with certain FCC rules, the Company transferred its ownership interest in CTSI to Wilbur L. Pritchard (the "Trustee"), pursuant to a trust agreement among SSE Telecom, CTSI and the Trustee. On December 22, 1997, CTSI entered into an agreement with Western Wireless Corporation ("Western") under which agreement the parties agreed to seek FCC approval for the transfer by CTSI of its authorization to operate a cellular telephone system in Boone, Nebraska RSA. The application was approved and the transfer by CTSI to Western effected June 22, 1998. Upon the transfer of the license to Western, CTSI received $6,960,000. After the payment of all expenses and liabilities arising from the obtaining of the license and its transfer, the termination of the trust, and all expenses associated with such termination, CTSI had net assets of approximately $5.8 million, before provision for taxes. In July 1998, the Company, CTSI and the Trustee determined that the trust agreement should be terminated. On July 16, 1998, pursuant to an Agreement for Termination by and among SSE Telecom, CTSI and the Trustee, the trust was terminated and the ownership interest of CTSI conveyed by the Trustee to the Company. There is no material relationship between the Trustee, or any of his affiliates, on the one hand, and the Company and any of its affiliates, directors, or officers, or any associate of any director of officer of the Company, on the other hand, other than that arising out of the creation of the trust agreement, the ownership of the CTSI stock interest thereunder, and the Agreement for Termination of the trust. In 1989 Mr. Pritchard was an officer, director and principal shareholder of the Company. Mr. Pritchard has not been a director or officer, or held any material ownership interest in the Company in the past five (5) years.

      NET INTEREST EXPENSE: Net interest expense was $411,000, $524,000 and $479,000 in fiscal 1998, 1997 and 1996, respectively. The decrease in interest expense during fiscal 1998 reflects lower levels of borrowing throughout the year and repayment of debenture principal. During fiscal 1998, 1997, and 1996 the Company had earned interest income, which lowered net interest expense.

      PROVISION FOR INCOME TAXES: The Company's effective income tax rate was 42.0%, (35.0%) and 40.0% in fiscal 1998, fiscal 1997 and fiscal 1996 respectively. The higher tax rate in fiscal 1998 was principally due to an increase in state taxes from the gain on sale of the CTSI license. The income tax benefit for fiscal 1997 relates principally to the federal tax effect of that year's loss. The higher tax rate in fiscal 1996 was mainly attributable to the non-deductible nature of the cost associated with warrants issued to Echostar and lower tax benefits from foreign sales and research and development credit.

      LIQUIDITY AND CAPITAL RESOURCES: At September 26, 1998, the Company had working capital of $10.4 million, including cash and cash equivalents of $3.3 million compared to working capital at September 27, 1997 of $13.7 million, including cash and cash equivalents of $408,000.

      Net cash used in operating activities was $4.8 million in 1998 compared to net cash used in operating activities of $3.4 million and $6.0 million in 1997 and 1996, respectively. Cash flow from operations was negative in 1998 principally due to operating losses, decrease in accounts payable and non-cash charges, partially offset by decreases in accounts receivable, inventory, other assets and a non-cash consolidation charge.

      The Company's investing activities provided $12.9 million in fiscal 1998 as compared to $2.7 million in fiscal 1997 and $257,000 used in fiscal 1996. The cash provided in fiscal 1998 resulted from the sale of Echostar common stock and the sale of the CTSI license. The Company financed a portion of its operating cash requirements and the payment of debt with these funds.

      The Company's financing activities in fiscal 1998 included the expenditure of $5.2 million primarily for payment on the Company's 6-1/2% convertible subordinated debentures payable to Echostar and payment on the Company's bank line-of-credit.

      During 1998, the Company purchased an additional $2.4 million of Media4 convertible debentures. See Note 4 in the Notes to Consolidated Financial Statements. Media4 is a privately held developer of products for distribution of multimedia information over wireless networks to personal computers. This emerging market is complementary to the Company's business and the Company offers Media4 products through its own international distribution channels.

      At September 26, 1998, the Company's principal sources of liquidity consisted of $3.3 million in cash and cash equivalents. On October 21, 1997 (amended August 1998), the Company entered into a credit facility which allows for a line-of-credit of $3.0 million for operations ($2.2 million outstanding at September 26, 1998) and a $900,000 term loan. See Note 6 in the Notes to Consolidated Financial Statements.

      A principal source of finance is the Company's holding of Echostar common stock which is subject to the volatility of the stock market. On September 26, 1998 the Company held 118,900 shares of Echostar stock with a value of $3.0 million and an unrealized gain, net of tax, of approximately $1.8 million recorded in stockholders' equity.

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

YEAR 2000

      The Company is aware that many existing Information Technology ("IT") systems, such as computer and software products, as well as non-IT systems that included embedded technology, were not designed to correctly process data after December 31, 1999. The Company has created a Year 2000 project team to review, and evaluate the Company's products, computer systems, test equipment systems and other non-IT systems. The Company has determined that it will be necessary to modify or replace portions of its software so that its IT and non-IT computer systems will properly utilize dates beyond 1999. The Company believes that with modifications and conversions to new software, the Year 2000 issue can be mitigated, and anticipates completion of all Year 2000 efforts by the end of fiscal 1999. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company has also initiated discussions with its suppliers regarding their plans to investigate and address their Year 2000 problems, if any. Failures by the Company's suppliers' computer systems could adversely affect the demand for product. There can be no assurance that the systems of other companies on which the Company's systems, services, and products rely will be timely converted, or that any such failure to convert by another company would not have an adverse affect on the Company's business financial conditions or results of operations.

      The Company has been using both external and internal resources to upgrade its commercial software programs for the Year 2000 issue. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete the Year 2000 modifications, including testing, by the end of 1999. The total remaining estimated cost for addressing the Year 2000 Issue of approximately $220,000,which is based on management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 Issue costs will be funded through operating cash flows.

      As the efforts of the Year 2000 project team continue, the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. In addition, if any customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from the Company's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of the Company's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delay or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although the Year 2000 project team has not determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial conditions or results of operations.

      The Company's Year 2000 project team's activities will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 project team will develop contingency plans in the event that any third parties who provide goods and services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 project team expects to conclude the development of these contingency plans by the end of fiscal 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and requires presentation of earlier periods as well. Had SFAS 130 been adopted for the year ending September 26, 1998 the comprehensive income would be $944,000. If adopted for the year ending September 27, 1997 comprehensive loss would be $4,252,000.

      In June 1997, the FSAB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. The Company has not yet evaluated the effects of this change on its reporting of segments.

      In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivatives Instruments and Hedging Activities" was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat Corporation, a direct broadcast satellite licensee, which resulted in the receipt of 912,717 shares of Class A common stock (the "Shares") of Echostar. The Company sold 506,880 Shares and 176,937 Shares at net realized gains before taxes of $10,020,000 and $3,730,000 in fiscal 1998 and fiscal 1997, respectively. The value of these shares is subject to market risk and general economic conditions. As of September 26, 1998, the Company had 118,905 Shares remaining with the closing price on that date of $25.38. The 52-week range for Echostar's Common Stock as of December 4, 1998 was a low of $14.00 and a high of $42.13.

      During fiscal 1998, the Company invested $2,425,000 in Media4 Inc. As of September 26, 1998, the Company had invested approximately $965,000 in Media4 Common Stock and held $2.6 million in Media4 convertible 9.5% and 7% debentures, due in March 1999 and May 2000, respectively. As of September 27, 1997, the Company had invested approximately $965,000 in Media4 Common Stock and held $175,000 in Media4 convertible 7% debentures. On October 14, 1998 Echostar announced it had signed a letter of intent to acquire Media4 through the exchange of Common Stock. The Company does not anticipate making any further investment in Media4 and believes Echostar Common Stock received from Echostar's acquisition of Media4 will be approximately equal value to the Media4 Common Stock and convertible debentures as of September 26, 1998.

      At September 26, 1998, the Company was operating under a credit facility with outstanding borrowings of $2.2 million. This facility allows for a $3.0 million operating line-of-credit. Borrowings under this line-of-credit bear interest at prime plus 1.25% (prime rate was 8.5% at September 26, 1998). The Company is required under this line-of-credit to be in compliance with certain financial covenants.

      Certain assets of the Company secure the line-of-credit. On August 14, 1998 the Company and the bank modified the borrowing agreement. Pursuant to the amendment, the amount of the line-of-credit available was reestablished at $3.0 million, the borrowing base was modified to be based on a formula and several covenants were modified. The Company was in compliance with all covenants as of September 26, 1998. The credit agreement expires January 15, 1999.

      The Company also had a term note outstanding at September 26, 1998. The total principal outstanding on this note was $616,000 with interest payable at prime plus 1.25%. Interest payments are made on a monthly basis. The term note has a maturity date of August 31, 1999.

      At September 26, 1998, the Company had an outstanding balance of $1.2 million related to 6.5% Convertible debentures due March 1, 2001 payable to EchoStar.

      The Company's exposure to market risk due to fluctuations in interest rates primarily relates to the Company's credit facility, term note and convertible debentures. If market interest rates were to increase immediately and uniformly by 10% from levels prevailing at September 26, 1998, the fair value of the debt obligations would not change materially. The company does not use derivative financial instruments to mitigate interest rate risk.

      Notwithstanding the foreign analysis of the direct effects of interest rate risk, the indirect effects of fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, worldwide demand for the Company's products could be effected by interest rate fluctuations that could change the buying patterns of the Company's customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders of
SSE Telecom, Inc.

      We have audited the accompanying consolidated balance sheet of SSE Telecom, Inc. and subsidiaries ("Company") as of September 26, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended. Our audit also included the financial statement schedule for the year ended September 26, 1998 listed at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of SSE Telecom, Inc. and subsidiaries at September 26, 1998 and the results of their operations and their cash flows for the then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended September 26, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


San Jose, California                    /s/ Deloitte & Touche LLP
November 25, 1998

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
SSE Telecom, Inc.

      We have audited the accompanying consolidated balance sheet of SSE Telecom, Inc. as of September 27, 1997 and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two years in the period ended September 27, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSE Telecom, Inc. at September 27, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

San Jose, California
December 4, 1997

                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                  September 26, 1998   September 27, 1997
ASSETS
 Current Assets:
  Cash and cash equivalents                                            $  3,327             $    408
  Accounts receivable                                                     5,396               10,096
    (net of allowance for doubtful accounts of $781
    and $622 in 1998 and 1997 respectively)
  Related party accounts receivable                                         306                  965
  Inventories                                                             8,894               12,888
  Deferred tax assets                                                     2,762                3,067
  Other current assets                                                      198                1,123
                                                                       --------             --------
    Total current assets                                                 20,883               28,547

 Property, equipment, and leasehold improvements, at cost
     Equipment                                                            7,520                9,055
     Furniture, fixtures and leasehold improvements                       4,172                3,349
                                                                       --------             --------
                                                                         11,692               12,404
 Less accumulated depreciation and amortization                           8,109                8,063
                                                                       --------             --------
 Property, equipment, and leasehold improvements, net                     3,583                4,341

 Long-term investments                                                    6,583               14,519
 Other assets                                                                --                  150
                                                                       --------             --------
     Total assets                                                      $ 31,049             $ 47,557
                                                                       ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
 Line of credit                                                        $  2,229             $  4,095
 Accounts payable                                                         3,028                3,833
 Related party accounts payable                                             717                2,237
 Accrued salaries and employee benefits                                   1,217                1,503
 Warranty                                                                 1,696                1,745
 Other accrued liabilities                                                  454                  755
 Income taxes payable                                                       342                   --
 Current portion of capital lease liability                                 109                   79
 Current portion of convertible notes payable                                82                  272
 Current portion of bank note payable                                       616                  304
                                                                       --------             --------
     Total current liabilities                                           10,490               14,823

 Deferred tax liabilities                                                   930                4,461
 Convertible notes payable                                                1,139                3,803
 Capital lease liability                                                    312                  368
 Bank note payable                                                           --                  559

Commitments and contingencies (Notes 9 & 10)

Stockholders' Equity:
 Common stock $.01 par value per share                                       60                   60
 (30,000,000 shares authorized; 5,984,281 and 5,955,187 shares issued and outstanding 1998 and 1997, respectively)
 Additional paid in capital                                              12,579               12,486
 Treasury stock (at cost, 224,643 shares in 1998 and 1997)               (1,782)              (1,782)
 Retained earnings                                                        5,503                4,835
 Net unrealized gain on available for sale investments                    1,818                7,944
                                                                       --------             --------
Total stockholders' equity                                               18,178               23,543
                                                                       --------             --------
     Total liabilities & stockholders' equity                          $ 31,049             $ 47,557
                                                                       ========             ========

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                      Consolidated Statements of Operations
 For years ended September 26, 1998, September 27, 1997, and September 28, 1996
            (dollars and shares in thousands, except per share data)


                                                          1998         1997         1996
                                                        --------     --------     --------
Revenue                                                 $ 36,739     $ 45,764     $ 46,220
Cost of revenue                                           34,618       36,431       33,697
                                                        --------     --------     --------

  Gross margin                                             2,121        9,333       12,523

Operating Expenses
 Research and development                                  5,622        5,071        4,179
 Marketing, general and administrative                     8,681        9,512        7,721
 Write-off of acquired in-process R&D                         --           --        1,404
 Acquisition-related asset writedown                          --           --        1,105
 Restructuring                                             1,236          850           --
                                                        --------     --------     --------

Operating loss                                           (13,418)      (6,100)      (1,886)
                                                        --------     --------     --------

Gain on sale of long term investments                    (10,020)      (3,730)      (2,584)
Gain on sale of assets, net                               (5,094)          --           --
Net interest expense                                         411          524          479
Other expense                                                133           14           --
                                                        --------     --------     --------

Income (loss) before income taxes                          1,152       (2,908)         219

Provision (benefit) for income taxes                         484       (1,018)          88
                                                        --------     --------     --------

Net income (loss)                                       $    668     $ (1,890)    $    131
                                                        ========     ========     ========

Basic net income (loss) per share                       $   0.12     $  (0.32)    $   0.02
Diluted net income (loss) per share                     $   0.12     $  (0.32)    $   0.02
                                                        ========     ========     ========

Shares used in computing basic net income (loss) per
     Share                                                 5,743        5,820        5,368
                                                        ========     ========     ========
Shares used in computing diluted net income (loss) per
     Share                                                 5,744        5,820        5,595
                                                        ========     ========     ========

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                      Consolidated Statements of Cash Flows
 For years ended September 26, 1998, September 27, 1997, and September 28, 1996
                             (dollars in thousands)


Operating Activities:                                                                     1998         1997         1996
                                                                                        --------     --------     --------
Net income (loss)                                                                       $    668     $ (1,890)    $    131
Adjustments to reconcile net income (loss)
        to net cash provided (used)by operating activities:
  Depreciation and amortization                                                            1,503        1,372        1,149
  Non-cash portion of restructuring charge                                                   461          517           --
  Non-cash portion of special warranty reserve                                                --        1,157           --
  Acquisition related charges                                                                 --           --        2,509
  Gain on sale of long-term investments                                                  (10,020)      (3,730)      (2,584)
  Gain on sale of assets                                                                  (5,094)          --           --
  Deferred income taxes                                                                       72       (1,068)      (1,329)

Changes in operating assets and liabilities:
  Accounts receivable                                                                      5,358          (20)      (2,238)
  Inventories                                                                              3,994         (864)      (3,250)
  Other current assets                                                                       834          133         (579)
  Accounts payable                                                                        (2,605)       1,795           28
  Accrued salaries and employee benefits                                                    (286)          56          358
  Income taxes payable                                                                       342         (983)         361
  Other accrued liabilities                                                                  (46)         162         (551)
                                                                                        --------     --------     --------
Net cash provided (used) by operating activities                                          (4,819)      (3,363)      (5,995)
                                                                                        --------     --------     --------

Investing Activities:
  Purchases of equipment                                                                  (1,428)      (1,303)      (2,392)
  Purchases of short-term investments                                                         --           --       (8,794)
  Proceeds from sales of short-term investments                                               --           --       13,145
  Proceeds from sale of long term investments                                             10,964        4,056        2,974
  Acquisition of net assets of Fairchild Data                                                 --           --       (4,400)
  Proceeds from sale of assets                                                             5,831           --           --
  Purchases of Media4 debentures/equity                                                   (2,425)         (96)        (700)
  Other assets                                                                                --           --          (90)
                                                                                        --------     --------     --------
Net cash used by investing activities                                                     12,942        2,657         (257)
                                                                                        --------     --------     --------

Financing Activities:
  Borrowings/(payment) under debt obligations                                             (2,141)       1,617        3,342
  Payments on convertible debentures                                                      (3,156)        (675)      (4,000)
  Proceeds from sale of common stock to Alcatel Telspace                                      --           --        6,729
  Proceeds from other issuance of common stock net of tax benefit                             93          211        1,253
  Repurchase of common stock                                                                  --       (1,280)      (3,379)
                                                                                        --------     --------     --------
Net cash provided (used) by financing activities                                          (5,204)        (127)       3,945
                                                                                        --------     --------     --------

Net increase (decrease) in cash and cash equivalents                                       2,919         (833)      (2,307)
  Cash and cash equivalents beginning of period                                              408        1,241        3,548
                                                                                        --------     --------     --------
  Cash and cash equivalents end of period                                               $  3,327     $    408     $  1,241
                                                                                        ========     ========     ========

Non-cash transactions
Conversion of Media4, Inc. convertible debenture into equity                            $     --     $    175           --
Acquisition of net assets of Fairchild Data by issuance of common stock and warrants    $     --           --     $  1,109

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                 Consolidated Statements of Stockholders' Equity
 For years ended September 26, 1998, September 27, 1997, and September 28, 1996
                        (dollars and shares in thousands)

                                                                                                             Net
                                                                                                          unrealized
                                        COMMON STOCK                      TREASURY STOCK                    gain on
                                    ------------------                --------------------
                                                         Additional                                        available      Total
                                    Number of              Paid-in    Number of                Retained    for sale    Stockholders'
                                     Shares     Amount     Capital     shares       Amount     Earnings   investments     Equity
                                    ---------   ------   ----------   ---------     ------     --------   -----------  -------------
BALANCE, SEPTEMBER 30, 1995           5,531    $     55   $  6,746         143     $   (889)   $  6,594     $  7,051     $ 19,557
 Issuance of common stock
   upon exercise of options
   and warrants                         206           2        632          --           --          --           --          634
 Issuance of common stock
   and warrants upon acquisition
   of Fairchild Data                    100           1      1,108          --           --          --           --        1,109
 Issuance of common stock
   and warrants to
   Alcatel Telspace                      75           1      2,961        (450)       3,767          --           --        6,729
 Issuance of warrants to
   Echostar                              --          --        208          --           --          --           --          208
 Tax benefit of stock option
   exercises                             --          --        621          --           --          --           --          621

 Repurchase of common stock              --          --         --         364       (3,380)         --           --       (3,380)
 Change in net unrealized gain
   on available-for -sale
   investments                           --          --         --          --           --          --        5,679        5,679

  Net income                             --          --         --          --           --         131           --          131
                                   --------    --------   --------    --------     --------    --------     --------     --------

BALANCE, SEPTEMBER 28, 1996           5,912          59     12,276          57         (502)      6,725       12,730       31,288
 Issuance of common stock
   upon exercise of options              43           1        180          --           --          --           --          181

 Issuance of warrants to
   Echostar                              --          --         30          --           --          --           --           30

 Repurchase of common stock              --          --         --         168       (1,280)         --           --       (1,280)
 Change in net unrealized gain
   on available-for-sale
   investments                           --          --         --          --           --          --       (4,786)      (4,786)

 Net loss                                --          --         --          --           --      (1,890)          --       (1,890)
                                   --------    --------   --------    --------     --------    --------     --------     --------

BALANCE, SEPTEMBER 27, 1997           5,955          60     12,486         225       (1,782)      4,835        7,944       23,543

 Issuance of common stock
   Under Employee Stock
   Purchase Plan                         29          --         93          --           --          --           --           93
 Change in net unrealized gain
   on available-for-sale
   investments                           --          --         --          --           --          --       (6,126)      (6,126)
 Net income                              --          --         --          --           --         668           --          668

                                   ========    ========   ========    ========     ========    ========     ========     ========
BALANCE, SEPTEMBER 26, 1998           5,984    $     60   $ 12,579         225       (1,782)   $  5,503     $  1,818     $ 18,178
                                   ========    ========   ========    ========     ========    ========     ========     ========

  The Notes to Consolidated Financial Statements are an integral part of these statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Organization and method of consolidation: The Company's principal business is the manufacture and sale of satellite telecommunications equipment. The Company conducts these operations through its wholly owned subsidiary SSE Telecom Inc.

      The Company consolidates its majority owned subsidiaries and all intercompany amounts have been eliminated in consolidation.

      Cash and cash equivalents: The Company considers all highly liquid investments with minimum yield risks and maturities of less than ninety days at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

      Revenue recognition: Revenue from product sales is recognized when goods are shipped to customers. A warranty reserve for future costs related to product warranties is established and maintained based on estimated costs to be incurred for delivered products.

      Inventories: Inventories consist of manufacturing raw materials, work-in-process and finished goods. Inventories are valued at the lower of cost or realizable current value. Cost is based on a method that approximates actual cost on a first-in, first-out (FIFO) basis.

      At September 26, 1998 and September 27, 1997 inventories consisted of:

                  (in thousands)              1998        1997
                                             -------     -------
                  Raw materials              $ 3,440     $ 5,000
                  Work-in-process              3,657       5,703
                  Finished goods               1,797       2,185
                                             -------     -------
                  Total                      $ 8,894     $12,888
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

      Advertising expenses: The Company accounts for advertising costs as an expense in the period in which they are incurred. Advertising expenses for fiscal 1998, 1997, and 1996 were approximately $341,000, $515,000, and $365,000, respectively.

      Net income (loss) per share: In 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128 "Earning Per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares. Diluted earning per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, restricted stock, warrants, and convertible securities. The effects of options and warrants were not included in 1997 as they are anti-dilutive. The effects of the convertible debentures were not included in any of the fiscal years presented as they are anti-dilutive. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

      The following table sets forth the computations of basic and diluted income (loss) per share:

               (dollars and shares in thousands, except per share)

                                                        1998       1997        1996
                                                       -------    -------     -------
BASIC:
Net income/(loss):                                     $   668    $(1,890)    $   131
Weighted common average shares outstanding               5,743      5,820       5,368

Basic net income (loss) per share:                     $  0.12    $ (0.32)    $  0.02
                                                       -------    -------     -------

DILUTED:
Weighted-average common shares outstanding               5,743      5,820       5,368
Increase in weighted-average shares due to dilutive
   Stock options and warrants                                1         --         227
                                                       -------    -------     -------
Diluted shares                                           5,744      5,820       5,595

Diluted net income/ (loss) per share                   $  0.12    $ (0.32)    $  0.02
                                                       -------    -------     -------

      Stock-based compensation: The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

      Market Risk: Sales of the Company's products are concentrated in a small number of customers. For fiscal 1998, five customers accounted for 42% of sales. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.

      Long-lived Assets: Effective September 28, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires recognition of impairment loss of long-lived assets and certain identifiable intangibles assets in the event the net book value of such assets exceeds the estimated future cash flows. The adoption of SFAS 121 had no material impact on the Company's financial position or results of operations.

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts, recoverability of deferred tax assets, inventory reserves, accrued liabilities, and other reserves. Actual results could differ from those estimates.

      Effect of New Accounting Standards: The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and requires presentation of earlier periods as well. Had SFAS 130 been adopted for the year ended September 26, 1998 the comprehensive income would be $944,000. If adopted for the year ending September 27, 1997 comprehensive loss would be $4,252,000.

      In June 1997, the FSAB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. The Company has not yet evaluated the effects of this change on its reporting of segments.

      In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivatives Instruments and Hedging Activities" was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

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

                  (in thousands except                1996*
                     per share amounts)
                  Revenues                           $ 50,502
                  Net income                         $  1,314
                  Basic net income per share         $   0.24
                  Diluted net income per share       $   0.23

* The write off of acquired in-process research and development of $1.4 million and the acquisition related asset writedown of $1.1 million, were not considered in the above pro forma summary.

3. RELATIONSHIP WITH ALCATEL TELSPACE

      In September 1996, Alcatel Telspace S. A. ("Alcatel Telspace"), a unit of Alcatel Telecom of France, purchased 525,000 shares of the Company's common stock. In addition, Alcatel Telspace received a three year warrant to purchase up to another 300,000 shares of the Company's common stock at the quoted market price at the date of exercise but not less than $11.00 per share. The Company received aggregate proceeds of $6,751,500 in connection with this transaction. Additionally, in September 1996, Alcatel Telspace also purchased an additional 100,000 shares of common stock from two members of the Company's senior management for $1,075,000 or $10.75 per share, which was the fair market value of the Company's common stock at that time. As a result of these transactions Alcatel Telspace owns approximately 10% of the Company's outstanding common stock.

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

4. INVESTMENTS

      The Company has classified all investments, except its common stock investment in Media4, Inc. ("Media4") as available for sale. Available-for-sale securities are stated at fair value with the unrealized gain and losses, net of taxes, reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in the consolidated statements of income. The cost of securities sold is based on the average cost method.

      Investments with maturities of less than one year at the balance sheet date are classified as short-term investments. Investments with maturities greater than one year at the balance sheet date are classified as long-term investments.

      On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat Corporation, a direct broadcast satellite licensee, which resulted in the receipt of 912,717 shares of Echostar Communications Corporation ("Echostar"), Class A common stock. The Company sold 506,880 shares and 176,937 shares of Echostar at net realized gains before taxes of $10,020,000 and $3,730,000 in fiscal 1998 and fiscal 1997, respectively. As of September 26, 1998, the Company had 118,905 of Echostar shares remaining. The quoted market price of Echostar stock on the NASDAQ exchange on September 26, 1998 was $25.38.

      During fiscal 1998, the Company invested $2,425,000 in Media4. As of September 26, 1998, the Company had invested approximately $965,000 in Media4 common stock and held $2.6 million in Media4 convertible 7% and 9.5% debentures. As of September 27, 1997, the Company had invested approximately $965,000 in Media4 common stock and held $175,000 in Media4 convertible 7% debentures due May 2000. On October 14, 1998 Echostar announced it had signed a non-bending letter of intent to acquire Media4 through the exchange of common stock. The Company does not anticipate making any further investment in Media4 and believes the Echostar common stock received from Echostar's acquisition of Media4, if such transaction is consummated, will be of approximately of equal value to the Media4 common stock and debentures reported by the Company as of September 26, 1998. The Company's investment in Media4 is valued at cost.

      The following is a summary of available-for-sale securities at September, 26 1998:

                                                Gross        Gross      Estimated
                                              Unrealized   Unrealized     Fair
(in thousands)                        Cost      Gains        Losses       Value
                                     ------     ------       ------       ------
Convertible debenture - Media4       $2,601     $   --       $   --       $2,601
Common stock - Echostar                 220      2,797           --        3,017
                                     ------     ------       ------       ------
Total available-for-sale
    Securities                       $2,821     $2,797       $   --       $5,618
                                     ------     ------       ------       ------

The following is a reconciliation of the investment categories and their balance sheet classifications at September 26, 1998:

                                        Cash and          Long-term
               (in thousands)        Cash Equivalents    Investments     Total
                                     ----------------    -----------    --------
                         Cash             $  752             $   --      $  752
      Certificates of deposit              2,575                 --       2,575
Available-for-sale securities                 --              5,618       5,618
        Non-marketable equity
                  investments                 --                965         965
                                         --------           --------    --------
                                          $3,327             $6,583      $9,910
                                         --------           --------    --------


The following is a summary of available-for-sale securities at September 27, 1997:

                                              Gross         Gross      Estimated
                                            Unrealized    Unrealized     Fair
(in thousands)                     Cost       Gains         Losses       Value
                                 -------      -------      -------      -------
Convertible debenture - Media4   $   175      $    --      $    --      $   175
Common stock - Echostar            1,158       12,221                    13,379
                                 -------      -------      -------      -------
Total available-for-sale
    securities                   $ 1,333      $12,221      $    --      $13,554
                                 -------      -------      -------      -------

The following is a reconciliation of the investment categories and their balance sheet classifications at September 27, 1997:

                                        Cash and        Long-term
(in thousands)                      Cash Equivalents    Investments       Total
                                    ----------------    -----------      -------
Cash and money market
    funds                                $   408          $    --        $   408
Available-for-sale securities                 --           13,554         13,554
Non-marketable equity
investments                                   --              965            965
                                         -------          -------        -------
                                         $   408          $14,519        $14,927
                                         -------          -------        -------

5. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

      The Company operates in a single industry segment, the design, manufacturing and sale of satellite telecommunication equipment. The Company had exports of approximately 44% of revenue in 1998, 45% of revenue in 1997 and 56% of revenue in 1996. Export revenues are primarily to Western Europe, Asia Pacific, Latin America, Mexico, and Canada. In 1998 the U.S. Government and Loral/Orion, Inc. each accounted for 10% of the Company's revenue. In 1997, the U.S. Government accounted for 11% of the Company's total revenue. Nortel Dasa accounted for 13% of the Company's revenue in 1996. No other customers accounted for more than 10% during 1998, 1997, or 1996. All export sales were denominated in U.S. dollars.

6. CREDIT FACILITIES AND NOTES PAYABLE

      At September 26, 1998, the Company was operating under a $3.0 million line-of-credit facility with outstanding borrowings of $2.2 million. Borrowings under this line-of-credit bear interest at prime (8.5% at September 26, 1998) plus 1.25%. The Company is required under this line-of-credit to be in compliance with certain financial covenants and certain assets of the Company secure the line-of-credit. The Company is in compliance with the covenants. The line-of-credit expires January 15, 1999.

     The Company also had a bank note payable outstanding at September 26, 1998. The total principal outstanding on this note was $616,000 with interest payable at prime plus 1.25%. The term note has a maturity date of August 31, 1999. The term loan requires the Company to make $50,000 monthly principal payments.

     At September 26, 1998, the Company had an outstanding balance of $1.2 million related to its 6 1/2% convertible subordinated debentures due March 1, 2001, payable to Echostar, the holder of the debentures. The debentures are convertible at the option of the holder into the Company's common stock at a conversion price of $12.00 per share at any time prior to maturity. During fiscal 1998, the Company repaid $2,854,000 of debenture principal and paid $302,000 of debenture interest.

     Neither these debentures or the common shares issueable on exercise of the conversion right have been or will be registered under the federal securities laws or the securities laws of any state, and neither these debentures or any common shares acquired on exercise of the conversion right may be transferred, hypothecated, sold or assigned, except in compliance with the provisions of the Securities Act of 1933, and any applicable state securities laws. Neither these debentures or any such common shares may be sold, assigned, pledged, hypothecated or otherwise transferred, except after notice to the Company and with the Company's consent, and the Company need not consent to any such proposed transfer unless, in the opinion of legal counsel satisfactory to the Company, such transfer does not violate any applicable federal or state securities laws. The Company has granted certain registration rights with respect to common stock acquired on conversion of the debentures by Echostar.

     At September 26, 1998 and September 27, 1997, long term debt obligations, excluding capital lease obligations disclosed in Note 9, consisted of the following:

(in thousands)                                     1998        1997
                                                   ----        ----
Bank note payable                                $  616     $   863
6 1/2 % convertible debenture                     1,221       4,075
                                                -------     -------
                                                  1,837       4,938
Less: Current portion                               698         576
                                                -------     -------
         Total long-term debt                   $ 1,139     $ 4,362
                                                =======     =======

     Interest paid in fiscal 1998, 1997, and 1996 was approximately $768,000, $385,000, and $1,341,000, respectively.

     The 6 1/2% convertible debentures are due in full in fiscal year 2001 and minimum principal payments of $82,000 are due annually from fiscal year 1997 through fiscal year 2000.

7.   INCOME TAXES

The provision (benefit) for income taxes consists of the following:

   (in thousands)          1998         1997          1996
                           ----         ----          ----
   Federal
         Current         $ (254)        $  73       $  1,198
         Deferred           504        (1,091)        (1,050)
                        -------      --------       --------
                            250        (1,018)           148
                        -------      --------       --------
   State
         Current            596            --            219
         Deferred          (362)           --           (279)
                        -------      --------       --------
                            234            --            (60)
                        -------      --------       --------
   Total                  $ 484      $ (1,018)      $     88
                        =======      ========       ========

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the U.S. Federal income tax rate of 35% to the income before income taxes:

(in thousands)             1998          1997         1996
                           ----          ----         ----
Tax at the statutory
  US rate                  $403        $(989)         $ 74
State taxes (net
  of federal benefit)       152           --           (40)

Research and
  development credits        --           --           (30)
Warrant
  conversion costs           --           --            71
Other                       (71)         (29)           13
                           ----      -------         -----
                           $484      $(1,018)        $  88
                           ----      -------         -----

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consists of the following:

(in thousands)                1998          1997
                              ----          ----
Deferred tax assets:
   Inventories              $1,379        $1,200
   Accruals and reserves     1,383         1,388
   Basis difference of
     acquired assets of
     Fairchild Data             --           479
                            ------       -------

Total deferred tax assets    2,762         3,067
Deferred tax liabilities:
Available-for-sale
     securities               (730)       (4,277)
  Tax over book
     depreciation             (200)         (184)
                            ------       -------
Net deferred taxes          $1,832       $(1,394)
                            ======       =======

Income taxes paid were $ 567,500, $1,053,000, and $427,000 in 1998, 1997, and
1996, respectively.

8.   RETIREMENT PLAN

     The Company maintains a 401(k) tax deferred plan that is available to all eligible employees. In fiscal year 1998, the Company's matching amount with respect to employees' contributions was $1,000, subject to a cap of 3% of the employees' salary, whichever is lower. The Company's contribution to this plan totaled $148,000 in 1998, $137,000 in 1997, and $74,000 in 1996.

9. CAPITAL LEASES

     At September 26, 1998 equipment under capital leases amounted to $535,000 (before accumulated depreciation of $105,000). Lease terms range from three to five years.

     The following is a schedule of future minimum lease payments under capital leases as of September 26, 1998 (in thousands):

      1999                                      $ 142
      2000                                        142
      2001                                        122
      2002                                         85
                                                -----
      Total minimum lease payments                491
      Less amount representing interest            70
                                                -----
                                                  421
      Less current portion                        109
                                                -----
                                                $ 312
                                                =====

10.   OPERATING LEASE COMMITMENTS AND CONTINGENCIES

     The Company leases certain property and equipment, as well as its headquarters and manufacturing facilities under non-cancelable operating leases which expire at various periods through 2001. At September 26, 1998, the future minimum payment obligations under these leases were as follows (in thousands):

      1999                           $ 660
      2000                             517
      2001                             304
                                    ------
      Total                         $1,481
                                    ======

     The total rent expense under all operating leases was approximately $806,000, $1,103,000, and $1,056,000 for fiscal years 1998, 1997, and 1996, respectively.

     A special warranty cost of $1.8 million before tax is reflected in the results of operations for the fiscal year ended September 27, 1997. This charge, of which $532,000 remains accrued as of September 26, 1998, reflects costs incurred and estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The problem stems from the identification by one of the Company's vendors that a component sold to the Company, and used in many of the transceivers produced prior to July 1997, was found to be defective in certain cases. The warranty cost accrued is an estimate; actual results could differ materially.

11.  STOCKHOLDERS' EQUITY

     Stock Option Incentive Plan: At the Company's June 2, 1997 Annual Meeting of Shareholders, approval was granted on the Company's 1997 Equity Participation Plan, 1997 Directors' Stock Option Plan, and amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 30,000,000. Under the 1997 Equity Participation Plan, the Company may grant incentive stock options and non-statutory stock options to employees, directors and consultants. The total shares authorized under the 1997 Equity Participation Plan are 250,000. Options may be granted to purchase common stock at an exercise price that may be no less than 100% of the market value of the stock at the grant date and will expire after ten years. The options generally become exercisable over four years from date of grant. The Company also has a 1992 Incentive Stock Option Plan which has terms similar to the 1997 plans.

     The 1997 Directors' Stock Option Plan gives management the ability to grant stock options to directors that are not employees of the Company or any subsidiary of the Company. The total shares authorized under the 1997 Directors' Stock Option Plan are 50,000. Options may be granted to purchase common stock at an exercise price that may be no less than 100% of the market value of the stock at the grant date and will expire after ten years. The options generally become exercisable over three years from date of grant.

     In June 1997, the Board of Directors authorized the repricing of options granted to employees to purchase 113,750 shares of common stock effective as of the close of business on June 2, 1997, to the then fair market value of $7.00 per share. Under the terms of the repricing, the repriced options maintain the same vesting and expiration terms. No executive officers or members of the Company's Board of Directors participated in the repricing.

     Following is a summary of activity under the stock option plans:

                                               Outstanding Options
                                               -------------------
                                                                Weighted average
                                   Available       Number of      exercise price
                                   for Grant          Shares           per share
                                   ---------          ------           ---------
BALANCE AT SEPTEMBER 30, 1995       295,500          283,133               $5.69
   Options granted                 (284,500)         284,500               $9.28
   Options exercised                     --          (55,326)              $4.52
   Options canceled                  39,875          (39,875)              $7.85
                                   --------         --------
BALANCE AT SEPTEMBER 28, 1996        50,875          472,432               $7.81
   Additional shares                287,333               --                  --
     available to grant
   Options granted                 (304,000)         304,000               $6.22
   Options exercised                     --          (43,516)              $4.17
   Options canceled                 124,230         (124,230)              $8.99
                                   --------         --------
BALANCE AT SEPTEMBER 27, 1997       158,438          608,686               $7.03
   Additional shares                175,000               --                  --
     available to grant
   Options granted                 (500,444)         500,444               $3.49
   Options exercised                     --             (374)              $3.76
   Options canceled                 282,606         (282,606)              $6.25
                                   --------         --------
BALANCE AT SEPTEMBER 26, 1998       115,600          826,150               $5.15
                                   ========         ========


     The following table summarizes the information about options outstanding at September 26, 1998:

                                       Outstanding options        Exercisable options
                              ---------------------------------   -------------------
                                          Weighted
                                           average                           Weighted
                                         Contractual   Weighted               Average
                              Number of     life       Exercise   Number of  exercise
Range of Exercise Prices       shares    (in years)     Price     shares       Price
------------------------       ------    ----------     -----     ------       -----
$1.31 - $1.31                 61,900        5.00        $1.31                   $--
$3.75 - $4.00                 219,250       5.15         3.95         --         --
$4.06 - $4.06                 162,500       4.97         4.06         --         --
$5.00 - $6.25                 110,750       2.94         5.94       72,754      6.00
$6.88 - $6.88                 84,375        3.68         6.88       55,125      6.88
$7.00 - $7.38                 132,375       3.75         7.15       72,875      7.18
$8.00 - $9.35                 55,000        2.93         8.45       37,500      8.51
-------------                 ------        ----         ----       ------      ----
$1.31 - $9.35                 826,150       4.28        $5.15      238,254     $6.92

     941,750 shares of common stock were reserved for future issuance as of September 26, 1998. At September 27, 1997, and September 28, 1996, options exercisable were 173,124, and 144,558, respectively.

     Employee Stock Purchase Plan: The Company established an Employee Stock Purchase Plan (the "Purchase Plan") in 1997 under which 150,000 shares of common stock were reserved for purchase. At September 27, 1998, 121,281 shares remain reserved for future purchases. Each eligible employee may purchase shares of common stock through the accumulation of payroll deductions of up to 10% of each participating employee's gross wages not to exceed a maximum of $5,040 per purchase period. The Purchase Plan authorizes the purchase of shares of common stock at the end of semi-annual purchase periods beginning May 1 and November 1 of each year. The purchase price is the lower of 85% of its fair value determined as of the beginning of an offering period or the end of a purchase period. Employees purchased 28,719 shares in fiscal 1998 for $91,542 or a weighted average of $3.19 per share. The Purchase Plan will expire upon either the issuance of all shares reserved for issuance or at the discretion of the Board of Directors.

     Stock-Based Compensation: As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of FASB 123. The fair value of options under the Company's option plans was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of options granted in fiscal years 1998, 1997 and 1996 was estimated at the date of grant assuming no expected dividends and the following weighted average assumptions:

                                                  Years Ended
                                                  -----------
                                  September 26,  September 27,   September 28,
                                          1998        1997             1996
                                          ----        ----             ----
 Expected life (years)                    4.50        4.50             4.50
 Expected stock price volatility          0.53        0.50             0.50
 Risk-free interest rate                  5.66%       6.39%            5.63%

     The weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $1.80, $3.44, and $4.56 per share, respectively. The weighted-average estimated fair value of options granted under the Purchase Plan during 1998 was $2.32 per share. For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the options' vesting period of four years and the Purchase Plan purchase period of six months. Because FASB 123 is applicable to only the Company's awards granted subsequent to September 30, 1995, the pro forma effect under the fair value method will not be fully reflected until approximately fiscal 2000. Had the Company accounted for stock-based awards to employees under the fair value method on a pro forma basis, the Company's net income for 1998 would have been $178,000 and $.03 per basic and diluted share: the Company's net loss would have been $2,326,000 and $65,000 in 1997 and 1996, respectively, and the net loss per basic and diluted share would have been $.40 and $.01 in 1997 and 1996, respectively.

   Treasury stock: The Company acquired no shares of its common stock on the open market in fiscal 1998. In 1997 and 1996, the Company acquired 167,600, and 363,768 shares of its common stock on the open market. As of September 28, 1998, the Company had 224,643 shares of treasury stock.

     Warrants: Warrants issued in 1998, 1997, and 1996 to acquire common stock were zero, 10,125, and zero, respectively. At September 26, 1998, outstanding warrants for the purchase of the Company's common stock were as follows:

      COMMON STOCK
      SUBJECT TO                                 WARRANT
      EXERCISE OF           EXERCISE PRICE       EXERCISE
      WARRANTS              PER SHARE            PERIOD ENDS
      --------              ---------            -----------
        50,000                $11.09             January 1999
        15,000                $ 6.25             July 1999
       300,000                $11.00             September 1999
        17,625                $12.00             February 2000
        52,500                $12.00             April 2000

12.  RELATED PARTY TRANSACTIONS

     The Company has significant investments in Echostar and Media4, and also debentures due to Echostar In addition Alcatel Telespace owns approximately 10% of the Company's outstanding common stock (see notes 3, 4 and 6).

     The Company had revenue from Alcatel Telspace of $917,000 and purchases from Alcatel Telspace of $1.8 million, during fiscal 1998. As of September 26, 1998, the Company had trade receivables and payables with Alcatel Telspace of $ 81,000 and $680,000, respectively. During fiscal 1997, revenue from Alcatel Telspace were $2.2 million and purchases from Alcatel Telspace were $3.5 million. As of September 27, 1997, the Company had trade receivables and payables with Alcatel Telspace of $ 795,000 and $2,237,000, respectively. During fiscal 1996, revenue from Alcatel Telspace were $1.3 million and purchases from Alcatel Telspace were $1.5 million. Gross margins realized on related party transactions in fiscal 1998, 1997, and 1996 have not been materially different from gross margins realized on similar types of transactions with unaffiliated companies.

     During fiscal 1998, the Company purchased $55,000 of products for resale to Media4 and purchased $36,000 from Media4. At September 26, 1998, the Company had receivables and payables with Media4 of $225,000 and $38,000, respectively. During fiscal 1997, purchases for resale to Media4 were $156,000. At September 27, 1997, the Company had receivables of $170,000 from Media4. During fiscal 1996, purchases for resale to Media4 were $36,000.

13.   RESTRUCTURING CHARGES

     On June 25, 1998, the Company announced a program designed to focus the Company on its strengths in satellite communication transceivers and modems. As a result of this decision, the Company has recognized a restructuring charge of $1.2 million before taxes in the third quarter of fiscal 1998. The restructuring charge includes: $670,000 for personnel actions (36 technical and support personnel) of which $211,000 has been paid and the remaining amount will be paid in fiscal 1999: $429,000 for the write-off of certain fixed assets and for the write-off of intangibles assets associated with the acquisition of Fairchild
Data: and $137,000 for facility closing costs in Arizona and Virginia. In addition, the Company charged $3,855,000 to cost of revenue for certain inventory write-offs. The costs associated with these charges are estimates and actual amounts may differ. Total remaining restructuring expenses accrued at September 26, 1998 was $710,000, consisting of $376,000 for personnel actions, $256,000 for fixed asset disposal, and $78,000 for facility closing cost.

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

14.   DISPOSAL OF ASSETS

      In 1989, Corporate Telecom Services ("CTSI") a wholly-owned subsidiary of the Company, was an applicant before the Federal Communications Commission for the award of certain cellular telephone licenses for certain rural statistical areas ("RSA"). In 1989, in order to comply with certain FCC rules, the Company transferred its ownership interest in CTSI to a former Board of Director of the Company (the "Trustee"), pursuant to a trust agreement among SSE Telecom, CTSI and the Trustee. On December 22, 1997, CTSI entered into an agreement with Western Wireless Corporation ("Western") under which agreement the parties agreed to seek FCC approval for the transfer by CTSI of its authorization to operate a cellular telephone system in Boone, Nebraska RSA. The application was approved and the transfer by CTSI to Western was effected June 22, 1998. Upon the transfer of the license to Western, CTSI received $6,960,000. After the payment of all expenses and liabilities arising from the obtaining of the license and its transfer, the termination of the trust, and all expenses associated with such termination, CTSI had net assets of approximately $5.8 million, before provision for taxes. In July 1998, the Company, CTSI and the Trustee determined that the trust agreement should be terminated. On July 16, 1998, pursuant to an Agreement for Termination by and among SSE Telecom, CTSI and the Trustee, the trust was terminated and the ownership interest of CTSI was conveyed by the Trustee to the Company.

      The Company recognized a loss of $661,000 for the disposal of fixed assets in fiscal year 1998.

15.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

         Fiscal 1998                              1st       2nd       3rd      4th
         (in thousands except per share data)
         Sales                                  $12,337   $11,095   $6,160   $7,148
         Gross margin                             3,232     2,269   (3,920)     540
         Net income (loss)                        1,786     1,652   (5,989)   3,220

         Income (loss) per share:
           Basic                                   0.30      0.29    (1.04)    0.56
           Diluted                                 0.29      0.28    (1.04)    0.54

     The results of operations for the third quarter in fiscal 1998 reflect the effects of a $1.2 million restructuring (refer to Note 13 of the Notes to Consolidated Financial Statements) and the Gain on sale in the 4th quarter of fiscal 1998 of $5.8 million relating to the CISI transaction (refer to Note 14 of the Notes to Consolidated Financial Statements).

         Fiscal 1997                              1st       2nd       3rd      4th
         (in thousands except per share data)
         Sales                                  $12,295   $11,167    $9,790  $12,512
         Gross margin                             3,289     3,019      (306)   3,331
         Net income (loss)                        1,761      (439)   (3,939)     727

         Income (loss) per share:
          Basic                                    0.30     (0.07)    (0.67)    0.12
          Diluted                                  0.29     (0.07)    (0.67)    0.12

    The results of operations for the third quarter in fiscal 1997 reflect the effects of a $2.1 million charge for consolidation of manufacturing facilities and a special warranty reserve of $1.8 million (refer to Notes 10 and 13 of the Notes to Consolidated Financial Statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company dismissed Ernst & Young LLP as its independent auditors for the fiscal year ending September 26, 1998. Such dismissal was approved by the Company's Board of Directors on April 24, 1998.

      The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended September 27, 1997, and September 28, 1996 and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their reports.

     There has not occurred, during the two fiscal years ended September 27, 1997, and September 28, 1996 or any subsequent interim period prior to September 26, 1998, any reportable events, as defined in paragraph(a)(1)(v) of Item 304, with respect to Ernst & Young LLP, except as set forth in a letter from Ernst & Young LLP to Company's Audit Committee, dated December 4, 1997, noting a material weakness in Company's internal control structure relative to the preparation of accurate financial statements for the Company's fiscal year ended September 27, 1997. The Company believes that it has effectively addressed the issues raised in such letter.

   The Company requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. Ernst & Young LLP responded to the Company's request and a copy of the response of Ernst & Young LLP is filed as Exhibit 1 to Form 8-K, dated April 17, 1998, File #33-10965.

                                    PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                         ITEM 11. EXECUTIVE COMPENSATION

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     All information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the company's fiscal year end pursuant to Regulation 14A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

1.    Financial Statements:                                       Reference Page

      COVERED BY REPORT OF INDEPENDENT AUDITORS

      Report of Deloitte & Touche LLP, Independent Auditors                   13

      Report of Ernst & Young LLP, Independent Auditors                       14

      Consolidated Balance Sheets - September 26, 1998 and
      September 27, 1997                                                      15

      Consolidated  Statements  of  Operations - Fiscal Years Ended
      September 26, 1998, September 27, 1997, and September 28, 1996          16

      Consolidated   Statements  of  Cash  Flows  -  Fiscal
      Years  Ended September 26, 1998, September 27, 1997,
      and September 28, 1996                                                  17

      Consolidated  Statement  of  Stockholders'  Equity - Fiscal
      Years Ended September 26, 1998, September 27, 1997,
      and September 28, 1996                                                  18

      Notes to Consolidated Financial Statements                           19-29

      NOT COVERED BY REPORT OF INDEPENDENT AUDITORS

      Note 15 of Notes to Consolidated Financial Statements                   29

2. Financial Statement Schedule: The following financial statement schedule of SSE Telecom for the fiscal years ended September 26, 1998, September 27, 1997, and September 28, 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SSE Telecom, Inc.

         Schedule II          Valuation and Qualifying Accounts               33

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


3.    Exhibits
      See Exhibits Index.

      (b) Reports on Form 8-K:

          Current report on Form 8-K dated July 16, 1998 reporting under Item 2 the fact that the Company has conveyed its ownership interest in Corporate Telecom Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SSE TELECOM, INC.



Dated:      December 28, 1998                   /s/ Leon  F. Blachowicz
                                                -----------------------
                                                Leon F. Blachowicz
                                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                         TITLE                        DATE
---------                         -----                        ----

/s/ Daniel E. Moore               Director &                   December 28, 1998
-------------------               Chairman of the Board
Daniel E. Moore

/s/ Leon F. Blachowicz            Director &                   December 28, 1998
----------------------            Chief Executive Officer
Leon F. Blachowicz

/s/ James J. Commendatore         Chief Financial Officer      December 28, 1998
-------------------------
James J. Commendatore

/s/ Joseph T. Pisula              Director                     December 28, 1998
--------------------
Joseph T. Pisula

/s/ Erik H. van der Kaay          Director                     December 28, 1998
------------------------
Erik  H. van der Kaay

/s/ Olin L. Wethington            Director                     December 28, 1998
----------------------
Olin L. Wethington

/s/ Lawrence W. Roberts           Director                     December 28, 1998
-----------------------
Lawrence W. Roberts

/s/ Jerome deVitry                Director                     December 28, 1998
------------------
Jerome deVitry

                                                                    SCHEDULE  II


                                   SSE TELECOM
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

      Allowance for Doubtful Accounts

                          Balance at                                   Balance
                           Beginning     Additions                      at End
                           of Period      Charged      Write-offs     of Period
                           ---------      -------      ----------     ---------
Year Ended
     September 26, 1998      $ 622         $ 653         $(494)         $ 781
                             -----         -----         ------         -----


Year Ended
     September 27, 1997      $ 420         $ 447         $(245)         $ 622
                             -----         -----         ------         -----


Year Ended
     September 28, 1996      $ 223         $ 300         $(103)         $ 420
                             -----         -----         ------         -----

                                 Exhibit Index
                                 -------------
                 These Exhibits are numbered in accordance with
                the Exhibit Table of Item 601 of Regulation S-K.

     Exhibit
     Number                                   Description
     ------                                   -----------
     2.1 Plan and Agreement of Merger among Echostar Communications Corporation, Directsat Corporation and SSE Telecom (Incorporated by reference to Exhibit 2.1 filed with Form 8-K on March 29, 1994, #33-10965)

     2.2 Asset Purchase Agreement among SSE Telecom, Inc., SSE Datacom, Inc., The Fairchild Corporation, Fairchild Data Corporation, and VSI Corporation, dated January 28, 1996 (Incorporated by reference to Exhibit 2.2, filed with Form 8-K dated January 28, 1996, #33-10965)

     3.1 Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1, filed with Form S-8, #33-10965)

     3.2 Certificate of Amendment to Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.2, filed with Form S-8 #33-10965)

     3.3 Bylaws of Registrant (Incorporated by reference to Exhibit 3.3, with Form S-8 #33-10965)

     3.4 Certificate of Amendment to Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.4, filed with Form 10-K dated September 30, 1989, #33-10965)

     4.1 Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1, filed with Form 10-K dated September 26, 1992 #33-10965)

     4.4 Specimen Form of Debenture (Incorporated by reference to Exhibit 4.4, filed with Form 8-K dated March 29, 1994, #33-10965)

     4.5 Security Pledge and Limited Recourse Agreement (Incorporated by reference to Exhibit 4.5, filed with Form 8-K dated March 29, 1994, #33-10965)

     4.6 Warrant from SSE Telecom, Inc. to Fairchild Data Corporation dated January 28, 1996 (Incorporated by reference to Exhibit 4.6, filed with Form 8-K dated January 28, 1996, #33-10965)

     4.7 Warrant from SSE Telecom, Inc. to Alcatel Telspace, S.A., dated September 6, 1996 (Incorporated by reference to Exhibit 4.7, filed with Form 8-K dated September 6, 1996, #33-10965)

     9.2 Voting Agreement by and among SSE Telecom, Inc., Alcatel Telspace, S.A., and certain stockholders of SSE Telecom, Inc., dated September 6, 1996 (Incorporated by reference to Exhibit 9.2, filed with Form 8-K dated September 6, 1996, #33-10965)

     9.3 Stockholder Agreement by and among SSE Telecom, Inc., Alcatel Telspace, S.A., and certain stockholders of SSE Telecom, Inc., dated September 6, 1996 (Incorporated by reference to Exhibit 9.3, filed with Form 8-K dated September 6, 1996, #33-10965)

     10.14 Employment Agreement by and between the Company and Frederick Toombs (Incorporated by reference to Exhibit 10.14, 10-K September 26, 1992, #33-10965)

     10.14.1 Amendment to Employment Agreement by and between the Company and Frederick C. Toombs dated May 21, 1997 (Incorporated by reference to Exhibit 10.14.1, filed with Form 10-K dated September 27, 1997, #0-16473)

     10.16 Employment Agreement by and between the Company and Daniel Moore (Incorporated by reference to Exhibit 10.16, filed with Form 10-K dated October 1, 1994, #33-10965)

     10.16.1 Amendment to Employment Agreement by and between the Company and Daniel E. Moore dated June 3, 1997 (Incorporated by reference to Exhibit 10.16.1, filed with Form 10-K dated September 27, 1997, #0-16473)

     10.18 Non-Qualified Stock Option Agreement (Incorporated by reference, Exhibit 10.18, filed with Form 10-K, dated September 30, 1988, #33-10965)

     10.19 1992 Stock Option Plan Agreement (Incorporated by reference, Exhibit 10.18.1, filed with Form 10-K dated September 25, 1993, #33-10965)

     10.20 1997 Equity Participation Pan (Incorporated by reference to Exhibit 10.18.2 Proxy Statement, Form 14A, dated April 15, 1997, #33-10965)

     10.21 Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.18.3 Proxy Statement, Form 14A, dated April 15, 1997, #33-10965)

     10.22 SSE Telecom 401(k) Profit Sharing Plan and Trust (Incorporated by reference to Exhibit 10.19, filed with Form 10-K dated September 25, 1988, #33-10965)

     10.23 Lease regarding SSE Technologies' offices at 47823 Westinghouse Drive, Fremont, CA dated February 19, 1991 between SSE Technologies and Warm Springs Associates I Ltd. Partnership (Incorporated by reference to Exhibit 10.20, filed with Form 10-K dated September 26, 1992, #33-10965)

     10.24 Lease regarding SSE Technologies' offices at 47823 Westinghouse Drive, Fremont, CA dated February 19, 1991 between SSE Technologies and Warm Springs Associates II Ltd. Partnership (Incorporated by reference to Exhibit 10.20.1, filed with Form 10-K dated September 26, 1992, #33-10965)

     10.24.1 Amendment to lease regarding SSE Technologies offices at 47823 Westinghouse Drive, Fremont, CA between SSE Technologies and Warm Springs Associated II Ltd. Partnership (Incorporated by reference to
                            Exhibit 10.20.2, filed with Form 10-K dated
                            September 27, 1997, #0-16473)

     10.25 Lease regarding SSE Technologies, Inc. offices at 47436 Fremont Blvd., Fremont, CA between SSE Technologies and Phylon Communications, Inc. (Incorporated by reference to Exhibit 10.20.3, filed with Form 10-K dated September 27, 1997 #0-16473)

     10.26 Lease regarding SSE Datacom, Inc. offices at 5025 East Washington Drive, Phoenix, AZ between SSE Technologies and 5025 East Washington Associates (Incorporated by reference to Exhibit 10.20.4, filed with Form 10-K dated September 27, 1997 #0-16473)

     10.27                  Sublease Agreement regarding SSE Technologies, Inc.
                            offices at 47835 Westinghouse Drive, Fremont, CA between SSE Technologies and Boehringer Mannheim (Incorporated by reference to Exhibit 10.20.5, filed with Form 10-K dated September 27, 1997 #0-16473)

     10.28 Lease Amendment regarding the Company offices at 8230 Leesburg Pike, Vienna, VA between SSE Telecom, Inc. and NVC Limited Partnership (Incorporated by reference to Exhibit 10.20.6, filed with Form 10-K dated September 27, 1997 #0-16473)

     10.29 Agreement dated March 14, 1994, between the Company and Echostar Communications Corporation (Incorporated by reference to Exhibit 10.21, filed with Form 8-K dated March 29, 1994, #33-10965)

     10.30 Sublease Agreement between SSE Datacom, Inc. and Fairchild Data Corporation, dated January 28, 1996 (Incorporated by reference to Exhibit 10.22, filed with Form 8-K dated January 28, 1996, #33-10965)

     10.31 Registration Agreement between the Company and Fairchild Data Corporation, dated January 28, 1996 (Incorporated by reference to Exhibit 10.23, filed with Form 8-K, dated January 28, 1996, #33-10965)

     10.32 Stock Purchase and Investment Agreement by and between the Company and Alcatel Telspace, S.A., dated September 6, 1996 (Incorporated by reference to Exhibit 10.25, filed with Form 8-K dated September 6, 1996, #33-10965)

     10.33 Registration Rights Agreement between the Company and Alcatel Telspace, S.A., dated September 6, 1996 (Incorporated by reference to Exhibit 10.26, filed with Form 8-K dated September 6, 1996, #33-10965)

     10.34                  Employment Agreement between the Company and Leon F.
                            Blachowicz dated April 28, 1998.

     10.35 Employment Agreement between the Company and Michael Wytyshyn dated May 18, 1998.

     10.36 Employment Agreement between the Company and Myron Gilbert dated June 3, 1998.

     10.37                  Employment Agreement between the Company and James
                            J. Commendatore dated November 23, 1998.

     10.38 Agreement dated July 16, 1998 among SSE Telecom, Inc., Corporate Telecom Services Inc. and Wilbur L. Pritchard

     10.39 Trust Agreement among SSE Telecom, Inc., Corporate Telecom Services Inc. and Wilbur L. Pritchard dated February 23, 1989 (Incorporated by reference to
                            Exhibit 4 filed with Form 8-K dated March 2, 1989, #33-10965)

     10.40 Loan and Security Agreement by and between the Company and Comerica Bank - California, dated October 21, 1997.

     10.40.1 First Modification to Loan and Security Agreement by and between the Company and Comerica Bank - California dated August 14, 1998.

     16.1 Letter from Ernst & Young LLP, dated April 17, 1998 (Incorporated by reference to Exhibit 16.1, filed with Form 8-K dated April 17, 1998 #33-10965)

     21.2                   Subsidiaries of Registrant

     23.1                   Consent of Deloitte & Touche LLP, Independent
                            Auditors

     23.2                   Consent of Ernst & Young LLP, Independent Auditors

     27                     Financial Data Schedule (Page 42)