Form 10-Q
period 1998-12-26
SSE TELECOM INC
filed 1999-02-09
CIK 808220

--------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 26, 1998

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

                               47823 Westinghouse Dr.
                             Fremont, California 94539
                              (Address of principal
                                executive office)

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

                                  Yes X No ____

As of January 23, 1999, the following number of shares of each of the issuer's classes of common stock were outstanding:

                             Common Stock 6,016,099

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                            Page

         Condensed Consolidated Statements of Income for the
         three months ended December 26, 1998
         and December 27, 1997                                                 3

         Condensed Consolidated Balance Sheets as of December 26, 1998
         and September 26, 1998                                                4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended December 26, 1998
         and December 27, 1997                                                 5

         Notes to Condensed Consolidated Financial Statements                6-7


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            8-10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk          11


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                12-14

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                SSE Telecom, Inc.
                   Condensed Consolidated Statements of Income
        For The Three Months Ended December 26, 1998 and December 27, 1997
                      (in thousands, except per share data)

                                                                December 26, 1998      December 27, 1997
Revenue                                                                    $7,703                $12,337
Cost of revenue                                                             7,206                  9,105
                                                            ---------------------- ----------------------
      Gross margin                                                            497                  3,232

Expense
      Research and development                                                994                  1,414
      Marketing, general and
           administrative                                                   1,975                  1,739
                                                            ---------------------- ----------------------
Operating (loss) income                                                   (2,472)                     79

Net interest expense                                                           19                    181

Gain on sale of investment, net                                           (3,198)                (2,888)

Other (income) expense                                                       (82)                     39

                                                            ---------------------- ----------------------
Income before income taxes                                                    789                  2,747

Provision for income taxes                                                    276                    961
                                                            ---------------------- ----------------------

Net income                                                                   $513                 $1,786
                                                            ---------------------- ----------------------

Basic net income per share                                                  $0.09                  $0.30
                                                            ====================== ======================

Diluted net income per share                                                $0.09                  $0.29
                                                            ====================== ======================

Shares used in computing basic net income per share                         5,779                  5,955
                                                            ====================== ======================

Shares used in computing diluted net income per share                       5,854                  6,185
                                                            ====================== ======================




           The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                                SSE Telecom, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                               December 26, 1998    September 26, 1998*

ASSETS
Current Assets:
    Cash and cash equivalents                                            $3,756                 $3,327
    Accounts receivable, net                                              6,046                  5,702
    Inventories                                                           7,594
                                                                                                 8,894
    Deferred tax assets                                                   2,762                  2,762
    Other current assets                                                    368
                                                                                                   198
                                                          ---------------------------------------------
Total current assets                                                     20,526                 20,883

Property, plant and equipment                                            11,801                 11,692
Less accumulated depreciation                                             8,453                  8,109
                                                          ---------------------------------------------
Property, plant and equipment, net                                        3,348                  3,583

Long-term investments                                                     3,566                  6,583

                                                          ---------------------------------------------
TOTAL ASSETS                                                            $27,440                $31,049
                                                          =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                     $3,434                 $3,745
    Accrued salaries and employee benefits                                1,078
                                                                                                 1,217
    Short-term debt                                                       2,794                  3,036
    Other accrued liabilities                                             2.894                  2,492
                                                          ---------------------------------------------
Total current liabilities                                                10,200                 10,490

Deferred tax liabilities                                                     --                    930
Long-term debt                                                              312                  1,451

Stockholders' equity
    Common stock and paid in capital                                     12,694                 12,639
    Treasury stock                                                       (1,782)                (1,782)
    Retained earnings                                                     6,016                  5,503
    Net unrealized gain on available for sale investments                    --                  1,818
                                                          ---------------------------------------------
Total stockholders' equity                                               16,928                 18,178
                                                          ---------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $27,440                $31,049
                                                          =============================================

* Derived from audited Financial Statements


  The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                                SSE Telecom, Inc.
                       Condensed  Consolidated  Statements  of
           Cash Flows For the three months  ended  December 26, 1998 and December 27, 1997
                                 (in thousands)

                                                                                    December 26, 1998      December 27, 1997

Cash provided by (used for) operating activities:
 Net income                                                                                    $  513               $  1,786
 Adjustments to reconcile net income to net cash  provided by (used for):
     Depreciation and amortization                                                                343                    297
     Net gain on sale of Echostar stock                                                        (3,198)                (2,888)
     Deferred interest expense                                                                     --                     58
     Changes in operating assets and liabilities:
         Accounts receivable                                                                     (345)                    49
         Inventories                                                                            1,301                 (1,648)
         Other current assets                                                                    (121)                   158
         Accounts payable                                                                        (312)                 2,888
         Other accrued liabilities                                                                264                     80
                                                                               ----------------------------------------------
Net cash provided by (used for) operating activities                                           (1,555)                   780
                                                                               ----------------------------------------------

Cash provided by (used for) investing activities:
     Purchases of equipment                                                                      (109)                  (224)
     Proceeds from sale of Echostar stock                                                       3,419                  3,162
     Purchase of Media4 debenture                                                                  --                   (175)
                                                                               ----------------------------------------------
Net cash provided by investing activities                                                       3,310                  2,763
                                                                               ----------------------------------------------

Cash provided by (used for) financing activities:
    Net payments under operating lines of credit                                                   --                    (30)
    Net payments under equipment note                                                            (160)                    --
    Net payments on convertible notes payable                                                  (1,221)                (1,335)
    Payments of deferred interest                                                                  --                   (164)
    Proceeds from issuance of common stock                                                         55                     --
                                                                               ----------------------------------------------
Net cash used for financing activities                                                         (1,326)                (1,529)
                                                                               ----------------------------------------------

Net increase in cash and cash equivalents                                                         429                  2,014
                                                                               ----------------------------------------------
Cash and cash equivalents beginning of period                                                   3,327                    408
                                                                               ----------------------------------------------
Cash and cash equivalents end of period                                                      $  3,756               $  2,422
                                                                               ==============================================






                The Notes to Condensed  Consolidated Financial Statements are an
                    integral part of these statements.

                                SSE TELECOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information at December 26, 1998 and for the three month periods ended December 26, 1998 and December 27, 1997 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 26, 1998 Form 10-K. The results of operations for the three months ended December 26, 1998, are not necessarily indicative of the operating results for the full year.


2.       INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At December 26, 1998 and September 26, 1998 inventories consisted of:


                  (in thousands)                                       December 26, 1998        September 26, 1998*
                                                                       -----------------        -------------------
                                                                             (unaudited)
                  Manufacturing raw materials                                     $3,279                     $3,440
                  Work-in-process                                                  3,770                      3,657
                  Finished goods                                                     545                      1,797
                                                                ========================= ==========================
                           Total                                                  $7,594                     $8,894
                                                                ========================= ==========================

* Derived from audited financial statements

3.    INVESTMENTS

During the three month period ended December 26, 1998, the Company disposed of 118,905 shares of Echostar Communications Corporation (NASDAQ: DISH). The proceeds generated from the sale totaled approximately $3.4 million.

4.       LONG TERM DEBT

At December 26, 1998, the Company's long term portion of capital lease balance outstanding was $312,000. During the first three months of fiscal 1999 the Company repaid $1.2 million of convertible subordinated debentures due Echostar Communications Corporation.

5.     NET INCOME PER SHARE


                    The following table sets forth the computation of basic and diluted net income per shares:
                                                 (in thousands, except per share)


                                                         December 26, 1998       December 27, 1997
                                                     ---------------------- -----------------------

Numerator:
    Net income                                                        $513                  $1,786
     Numerator for basic
      net income per share                                             513                   1,786

    Effect of dilutive securities:
      Interest expense, net of taxes on
      61/2% convertible debentures                                       4                      38
                                                     ---------------------- -----------------------

      Numerator for diluted
      net income per share                                            $517                  $1,824

Denominator:
   Denominator for basic net income
    per share-weighted average shares                                5,779                   5,955

   Effect of dilutive securities:
       Employee stock options                                           16                       2
       Warrants
       61/2% convertible debentures                                     59                     228
                                                     ---------------------- -----------------------
   Dilutive potential common shares                                     75                     230

   Denominator for diluted net income
    per share-adjusted weighted
    average shares and assumed
    conversions                                                      5,854                   6,185
                                                     ====================== =======================

Basic net income per share                                           $0.09                   $0.30
                                                     ====================== =======================

Diluted net income per share                                         $0.09                   $0.29
                                                     ====================== =======================

6.       STOCKHOLDERS' EQUITY

Stock Option Repricing. During the first quarter of fiscal 1999, the Company approved a cancellation and re-granting of outstanding stock options from all holders of outstanding options with exercise prices in excess of $2.50 per share as set by the Company's board of directors on October 16, 1998. 283,750 options were repriced at an exercise price of $2.50 per share. The repriced options become exercisable in accordance with the same exercise schedule in effect under the higher priced option to which such new option relates except that no portion of the option may be exercised prior to one year from the re-granting date. The re-granting applied to all employees of the Company, except the chief executive officer of the Company, who was excluded from the repricing agreements.

7.       SUBSEQUENT EVENTS

As of December 26, 1998, the Company held an investment in Media4 consisting of $966,000 in equity and $2,600,000 in convertible debentures. On February 1, 1999, Media4, Inc., a Georgia Corporation ("Media4") was merged with and into Echostar Acquisition Corporation, a Colorado corporation ("Merger Sub") and wholly owned subsidiary of Echostar Communications Corporation, a Nevada corporation ("Echostar"), pursuant to an Agreement and Plan of Merger dated February 1, 1999 (the "Merger Agreement").


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

Overview

First quarter sales increased to approximately $7.7 million from approximately $7.1 million in the fourth quarter and approximately $6.2 million in the third quarter last year. New orders in the first quarter were below expectations, as evidenced by the reduction in the Company's backlog to $3.7 million from $5.9 million at September 26, 1998. The Company reduced expenses, and reduced manufacturing headcount by approximately 20 percent on January 22, 1999.

During the first quarter of fiscal 1999 the Company experienced production difficulties and market pressure on price. In response to these difficulties the Company made production improvements during the first quarter of fiscal 1999.

The first quarter results, which benefited from the sale of shares of common stock of EchoStar Communications Corp. ("Echostar"), provided an improved balance sheet. The Company's cash position was $3.8 million, inventories were reduced to $7.6 million, and total debt was reduced to $3.1 million as of December 26, 1998


Results of Operations for the three months period ended December 26, 1998 and December 27, 1997

Revenue: Sales decreased to $7.7 million for the first quarter of fiscal 1999 from $12.1 million for the same period in fiscal 1998. The decline is in response to lower demand in the market for satellite transceivers and modems and reduction in orders due to past reliability problems with some of the Company's products.

Gross Margin: Gross margin decreased to $497,000 or 6% of sales, in the first quarter of fiscal 1999, compared to $3.2 million or 26% of sales for the first quarter of fiscal 1998. The gross margin reduction is primarily due to a reduction in volume, a lower average selling price for the Company's products, and higher manufacturing costs.

Operating Expenses: Research and development expenses decreased to $994,000, or 13% of sales for the first quarter of fiscal 1999 from $1.4 million, or 11% of sales, for the first quarter of fiscal 1998. The reduction of expenses is due to lower labor costs associated with the closing of the Company's Arizona research and development facilities, and the lower cost of contracted engineering services.

 Marketing, general and administrative expenses increased to $2.0 million, or 26% of sales, in the first quarter of fiscal 1999 as compared to $1.7 million, or 14% of sales, for the same period in fiscal 1998. The increase in marketing, general and administrative expenses is due to higher cost of outside marketing and general and administrative services and increased travel.

Net Interest Expense. Net interest expense was $19,000 in the first quarter of fiscal 1999. During the same period of last fiscal year, net interest expense was $181,000. The lower interest expense was due to retirement of convertible debentures held by Echostar and higher interest income from the Company's Media4 convertible debentures.

Net Gain on Sale of Investments. During the first quarter of fiscal 1999 the Company realized a gain of $3.2 million on sales of 118,905 shares of Echostar Common Stock (the "shares"). The proceeds generated from these sales were used to repay convertible debentures payable to Echostar, to fund operating expenditures, and to increase liquidity.

Provision for Income Taxes. The effective tax benefit rate was 35% for the first quarter of fiscal year 1999 and for the first quarter of fiscal year 1998, respectively.

Backlog. The Company's total backlog was $3.7 million at the end of the first quarter of fiscal year 1999, as compared to backlog of $5.8 million at the end of fiscal year 1998. The decline in customer orders is in response to lower demand in the market for satellite transceivers and modems and reduction in orders due to past reliability problems with some of the Company's products. The Company has experienced some reduction in export orders, especially in the Asian and Latin American markets. Management expects substantially all backlog to be delivered in fiscal 1999. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.


LIQUIDITY AND CAPITAL RESOURCES

At December 26, 1998, the Company had working capital of $10.3 million, including $3.8 million in cash and cash equivalents, compared with working capital of $10.4 million, including cash and cash equivalents of $3.3 million at September 26, 1998.

Net cash used by operating activities was $1.6 million during the first quarter of fiscal 1999 as compared to net cash provided of $780,000 in the similar period of fiscal 1998. Cash used by operating activities was principally due to operating losses.

The Company's investing activities provided $3.3 million during the first quarter of fiscal 1999 as compared to cash provided of $2.8 million during the same period in fiscal year 1998. During the first quarter of fiscal 1999, $3.4 million was realized from the sale of Echostar Shares, which offset capital expenditures of $109,000.

The Company's financing activities used $1.3 million during the first quarter of fiscal 1999 as compared to net cash used of $1.5 million during the first quarter of fiscal year 1998. The Company reduced convertible debentures by $1.2 million.

At December 26, 1998, the Company's principal sources of liquidity consisted of $3.8 million in cash and a bank line of credit. At December 26, 1998, $2.2 million was outstanding on a $3.0 million operating line of credit. In addition, the Company had a bank term loan with a principal balance of $455,000. The line of credit and term loans require the Company to be in compliance with certain financial covenants. As of December 26, 1998 the Company was in compliance with all covenants, except the profitability covenant, for which the Company has received a waiver.

The Company's capital requirements could change in the event of factors such as lower than anticipated demand for the Company's products, the uncertainty of the cost associated with the special warranty expense or unanticipated limitations on debt financing. The Company believes that its current cash position, funds generated from operations, funds available from its lines of credit will be adequate to meet its requirements for working capital, capital expenditures, debt services and external investment for the foreseeable future.

Impact of Year 2000

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

The Company's Year 2000 project team's activities will include the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 project team will develop contingency plans in the event that any third parties who provide goods and services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 project team expects to conclude the development of these contingency plans by the end of fiscal 1999. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations The Company is reviewing the material risk associated with the Year 2000 issue on computer hardware and software. Computer systems are at risk where the date using "00" is recognized as the year 1900 rather than the year 2000. The Company is currently assessing its exposure and will have a plan in place by Q4 of FY '99. While the Company doesn't anticipate costs for the Year 2000 issue to be material final results of this review could be significantly different.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 26, 1998, the Company had invested approximately $966,000 in Media4 Common Stock and held $2,600,000 in Media4 convertible 7% & 9.5% debentures.

At December 26, 1998, the Company was operating under a credit facility with outstanding borrowings of $2.2 million. This facility allows for a $3.0 million operating line-of-credit. Borrowings under this line-of-credit bear interest at prime plus 1.25% (prime rate was 8.5% at December 26, 1998).

On August 14, 1998 the Company and the bank modified the borrowing agreement. Pursuant to the amendment, the amount of the line-of-credit available was reestablished at $3.0 million, the borrowing base was modified to measure availability based on a formula and several covenants were modified. The Company was in compliance with all covenants, except the profitability covenant, for which the Company received a waiver for the quarter ending December 26, 1998. The credit agreement was extended until March 15, 1999.

The Company also had a term note outstanding at December 26, 1998. The total principal outstanding on this note was $455,000 with interest payable at prime plus 1.25%. Interest payments are made on a monthly basis. The term note has a maturity date of August 31, 1999.

The Company's exposure to market risk due to fluctuations in interest rates primarily relates to the Company's credit facility and term note. If market interest rates were to increase immediately and uniformly by 10% from levels prevailing at December 26, 1998, the fair value of the debt obligations would not change materially. The Company does not use derivative financial instruments to mitigate interest rate risk.

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

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit Number         Description                               Sequential Page Number
                27               Financial Data Schedule                   Page 14

(b)                Reports on Form 8-K None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 9, 1999                                      SSE TELECOM, INC.


                                                By:/s/ Leon F. Blachowicz
                                                Leon F. Blachowicz,
                                                Chief Executive Officer

                                                By:/s/ James J. Commendatore
                                                James J. Commendatore,
                                                Chief Financial Officer