Form 10-Q
period 1999-03-27
SSE TELECOM INC
filed 1999-05-11
CIK 808220

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
     --------------------------------------------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 27, 1999

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

                                  Yes X No ____

As of April 20, 1999, the number of shares outstanding of the registrant's common stock, par value $.01 was 5,791,456.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                           Page

         Condensed Consolidated Statements of Operations for the
         three months and six months ended March 27, 1999
         and March 28, 1998 (unaudited)                                      3

         Condensed Consolidated Balance Sheets as of March 27, 1999
         (unaudited) and September 26, 1998                                  4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended March 27, 1999
         and March 28, 1998 (unaudited)                                      5

         Notes to Condensed Consolidated Financial Statements              6-7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            8-11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          11


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                               12-13

Item 6.  Exhibits and Reports on Form 8-K                                   13

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                SSE Telecom, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
   For The Three Months and Six Months Ended March 27, 1999 and March 28, 1998
            (dollars and shares in thousands, except per share data)

                                                                     Three Months Ended            Six Months Ended
                                                                    March 27,    March 28,     March 27,     March 28,
                                                                      1999         1998          1999          1998
                                                                --------------- ------------- ------------- -------------
Revenue                                                                 $4,718       $11,095       $12,422       $23,432
Cost of revenue                                                          4,966         8,826        12,173        17,931
                                                                --------------- ------------- ------------- -------------
      Gross margin                                                       (248)         2,269           249         5,501

Expenses
      Research and development                                             957         1,632         1,951         3,027
      Marketing, general and
           administrative                                                2,062         2,164         4,037         3,903
      Amortization - intangible                                             --            15            --            34

                                                                --------------- ------------- ------------- -------------
Operating income (loss)                                                (3,267)       (1,542)       (5,739)       (1,463)

Net interest expense                                                        29           150            49           331

Gain on sale of investment, net                                             --       (4,229)       (3,198)       (7,117)

Other expense (income)                                                   (128)           (5)         (211)            34

                                                                --------------- ------------- ------------- -------------
Income (loss) before income taxes                                       (3,168)         2,542      (2,378)         5,289

Provision (benefit) for income taxes                                    (1,310)           890      (1,034)         1,851
                                                                --------------- ------------- ------------- -------------

Net income (loss)                                                      ($1,858)        $1,652     ($1,345)        $3,438
                                                                --------------- ------------- ------------- -------------

Basic income (loss) per share                                          $(0.32)         $0.29       $(0.23)         $0.60
                                                                =============== ============= ============= =============

Diluted income (loss) per share                                        $(0.32)         $0.28       $(0.23)         $0.59
                                                                =============== ============= ============= =============

Shares used in computing basic income (loss) per share                   5,791         5,731         5,785         5,731
                                                                =============== ============= ============= =============

Shares used in computing diluted income (loss)  per share                5,791          5,959        5,785         5,969
                                                                =============== ============== ============ =============

                       The Notes to  Consolidated  Financial  Statements  are an
                              integral part of these statements.




                                SSE Telecom, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                             March 27, 1999      September 26, 1998*
                                                                (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                            $1,193                $3,327
    Accounts receivable, net                                              5,186                 5,702
    Inventories                                                           7,495                 8,894
    Deferred tax assets                                                   3,845                 2,762
    Other current assets                                                    262                   198
                                                          --------------------------------------------
Total current assets                                                     17,981                20,883

Property, plant and equipment                                            11,967                11,692
Less accumulated depreciation                                             8,789                 8,109
                                                          --------------------------------------------
Property, plant and equipment, net                                        3,178                 3,583

Long-term investments                                                     5,357                 6,583
                                                          --------------------------------------------
Total Assets                                                          $  26,516               $31,049
                                                          ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                     $3,168                $3,745
    Accrued salaries and employee benefits                                1,336                 1,217
    Short-term debt                                                       2,016                 3,036
    Other accrued liabilities                                             2,878                 2,492
                                                          --------------------------------------------
Total current liabilities                                                 9,398                10,490

Deferred tax liabilities                                                    627                   930
Long-term debt                                                              257                 1,451

Stockholders' equity
    Common stock and paid in capital                                     12,694                12,639
    Treasury stock                                                       (1,782)               (1,782)
    Retained earnings                                                     4,158                 5,503
    Net unrealized gain on available for sale investments                 1,164                 1,818
                                                          --------------------------------------------
Total stockholders' equity                                               16,234                18,178
                                                          --------------------------------------------
Total Liabilities & Stockholders' Equity                               $ 26,516               $31,049
                                                          ============================================

* Derived from audited Financial Statements.
  The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.




                                                        SSE Telecom, Inc.
                                   Condensed Consolidated Statements of Cash Flows (unaudited)
                                   For The Six Months Ended March 27, 1999, and March 28, 1998
                                                      (dollars in thousands)

                                                                                             March 27, 1999           March 28, 1998
Cash used for operating activities:
 Net income                                                                                       $  (1,345)               $  3,438
 Adjustments to reconcile net income to net cash used for:
     Depreciation and amortization                                                                       680                    687
     Gain on sale of investment, net                                                                  (3,198)                (7,117)
     Deferred interest expense                                                                            --                     99
     Deferred income taxes                                                                                26                     --

     Changes in operating assets and liabilities:
         Accounts receivable                                                                             516                    587
         Inventories                                                                                   1,399                   (211)
         Other current assets                                                                            (16)                   153
         Accounts payable                                                                               (577)                   274
         Other accrued liabilities                                                                      (606)                   979

                                                                                      ----------------------------------------------
Net cash used for operating activities                                                               (3,121)                (1,111)
                                                                                      ----------------------------------------------

Cash provided by investing activities:
     Purchases of equipment                                                                             (275)                  (596)
     Proceeds from sale of investment                                                                  3,419                  7,847
     Purchase of Media4 debenture/equity                                                                  --                   (931)

                                                                                      ----------------------------------------------
Net cash provided by investing activities                                                              3,144                  6,320
                                                                                      ----------------------------------------------

Cash used for financing activities:
    Net (payment) under debt obligations                                                                (992)                (2,105)
    Net payments on convertible notes payable                                                         (1,220)                (1,767)
    Proceeds from issuance of common stock                                                                55                      1
    Payments of debenture interest                                                                        --                   (232)

                                                                                      ----------------------------------------------
Net cash used for financing activities                                                                (2,157)                (4,103)
                                                                                      ----------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                  (2,134)                 1,106
                                                                                      ----------------------------------------------
Cash and cash equivalents beginning of period                                                          3,327                    408
                                                                                      ----------------------------------------------
Cash and cash equivalents end of period                                                             $  1,193               $  1,514
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

                                SSE TELECOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information at March 27, 1999, and for the three month and six month periods ended March 27, 1999 and March 28, 1998, is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 26, 1998 Form 10-K. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending September 25, 1999.

2.       INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At March 27, 1999 and September 26, 1998, inventories consisted of:


                  (in thousands)                                          March 27, 1999        September 26, 1998*
                                                                          --------------        -------------------
                                                                             (unaudited)
                  Manufacturing raw materials                                     $3,800                     $3,440
                  Work-in-process                                                  2,948                      3,657
                  Finished goods                                                     746                      1,797
                                                                ========================= ==========================
                           Total                                                  $7,494                     $8,894
                                                                ========================= ==========================

* Derived from audited financial statements.

3.         INVESTMENTS

On February 1, 1999, in connection with the purchase by EchoStar Communications Corp. (NASDAQ: DISH) of MEDIA4 Inc., the Company sold its interest in MEDIA4 in exchange for 77,768 shares of EchoStar common stock. The EchoStar common stock has been classified as an available-for-sale investment and was valued at $5.4 million at March 27, 1999.

4.  LONG TERM DEBT

At March 27, 1999, the Company's long term portion of capital lease balance outstanding was $256,917. During the first six months of fiscal 1999 the Company repaid $1.2 million of convertible subordinated debentures due Echostar Communication Corporation.

5.  NET INCOME PER SHARE


                   The following table sets forth the computation of basic and diluted net (loss)/income per shares:
                                                   (in thousands, except per share)


                                                                         Three Months Ended                 Six Months Ended
                                                                   March 27, 1999   March 28, 1998  March 27, 1999    March 28, 1998
Numerator:
   Net Income                                                            $  (1,858)          $1,652         $(1,345)          $3,438
    Numerator for basic net (loss)/income per share                         (1,858)           1,652          (1,345)           3,438

   Effect of dilutive securities:
    Interest expense, net of  taxes on
    61/2% convertible securities                                                 --              26               --              64
                                                                   ---------------- --------------- ---------------- ---------------

    Numerator for diluted net (loss)/income per share                       (1,858)           1,678           (1,345)          3,502


Denominator:
  Denominator for basic net (loss)/income per share-
  weighted average shares                                                    5,791            5,731            5,785           5,731

  Effect of dilutive securities:
   Employee stock options                                                       --               --               --               1
   61/2% convertible debentures                                                 --              228               --             238
                                                                   ---------------- --------------- ---------------- ---------------

  Dilutive potential common shares                                              --              228               --             239

  Denominator for diluted net (loss)/income per share-
  adjusted weighted average shares and assumed
  conversions                                                                5,791            5,959            5,785           5,969

Basic income (loss) per share                                               $(0.32)           $0.29           $(0.23)          $0.60

Diluted income (loss) per share                                             $(0.32)           $0.28           $(0.23)          $0.59


6.       RELATED PARTY TRANSACTIONS

On March 8, 1999, the Company issued a promissory note in the principal amount of $150,000 to the Executive Vice President of Product Development, George M. Walley. The promissory note is due and payable one year from the date of issuance and is interest free. The funds are for relocation expenses and closing costs associated with Mr. Walley's principal residence. The loan principal of $150,000 is classified as a current asset under accounts receivables, net.

7.       SUBSEQUENT EVENTS

On March 26, 1999 the Company entered into a stock purchase agreement with NationsBanc Montgomery Securities to sell a portion of its holdings of Echostar common stock. On March 31, 1999 the Company sold 40,000 shares, at a price of $69.25 per share, for an aggregate of $2.8 million.

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

Overview

Sales for the quarter ended March 27, 1999 decreased substantially and were affected by adverse economic conditions in Asia, Latin America, and Eastern Europe. Profitability was impacted by these poor market conditions and continuing weakness in the world Satcom market. The Company is concerned about continued operating losses and has undertaken a number of strategic initiatives.

On April 23, 1999, the Company announced a 44% reduction in workforce. The reduction was focused on the Company's operations and material operations employees and will become effective on June 25, 1999. During the quarter ended March 27, 1999 the Company commenced outsourcing of its SM3000 and SM4000 modem products which enabled the Company to reduce overhead expenses and improve its speed and flexibility in meeting customer requirements. Manufacturing operations were not interrupted. During the quarter ended March 27, 1999, significant effort was expended on marketing and development of a new product line in an effort to reposition the Company to address the opportunities in the Internet-via-satellite market.

Results of Operations for the Three Months and Six Months Periods Ended March 27, 1999 and March 28, 1998

Revenue: Sales decreased to $4.7 million for the second quarter of fiscal 1999 from $11.1 million for the same period in fiscal 1998. The decline is attributable in part to past production flow problems, and an overall weakness in the Satcom market for the Company's products largely driven by international economic conditions. The Company's products represent a capital item to its customers and funding for capital has been either reduced, delayed or canceled in several international markets. Sales for the first six months of fiscal 1999 were $12.4 million as compared to $23.4 million for the same period in fiscal 1998.

Gross Margin: Gross margin decreased to ($248,000) in the second quarter of fiscal 1999, compared to $2.3 million for the second quarter of 1998. Gross margin for the first six months of fiscal year 1999 was $249,000 as compared to $5.5 million in fiscal year 1998. The decline in gross margin was primarily due to (1) pricing pressure, (2) continued decreases in satellite transceiver and modem orders leading to reduced shipments and lower absorption of fixed costs, and (3) higher warranty costs.

Research and Development: Research and development expenses decreased to $957,000 for the second quarter of fiscal 1999 from $1.6 million for the second quarter of fiscal 1998. Research and development declined to $1.9 million for the first six months of fiscal year 1999 from $3.0 million for the first six months of fiscal year 1998. The decrease reflects an overall reduction in research and development project labor, material and services in fiscal 1999. While the Company reduced expenditures in fiscal 1999, it has also refocused it efforts from sustaining activities for current products to the development of new product platforms and to the Company's outsourcing initiatives.

Marketing, General and Administrative: Marketing, general and administrative expenses were $2.1 million in the second quarter of fiscal 1999 as well as the second quarter of fiscal 1998. For the first six months of fiscal year 1999 expenses were $4.0 million as compared to $3.9 million in fiscal year 1998. The expense level remained constant due to increases in marketing activity and travel in the second quarter of fiscal year 1999 related to business development initiatives for the Company's new product platforms, offset by decreases in international sales representative commissions and general and administrative expenses.

Net Interest Expense. Net interest expense was $29,000 in the second quarter of fiscal 1999 as compared to $150,000 for the same period last year. For the first six months of fiscal year 1999 interest expense was $49,000 as compared to $331,000 during the same period in fiscal year 1998. As of March 27, 1999 all of the Company's debentures held by EchoStar Communication Corp. had been retired.

Net Gain on Sale of Investments. During the first six months of fiscal 1999 the Company realized a gain of $4.2 million on sales of 118,905 shares of Echostar Communication Corporation (NASDAQ: DISH) common stock at an average selling price of $28.75 per share. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, repayment of operating line of credit, and to fund operating expenditures. As of March 27, 1999 the Company holds a total of 77,768 shares of Echostar common stock valued at $5.4 million.

Other Income/Expense. Other income for the second quarter of fiscal 1999 was $128,000 as compared to $5,000 during the same period in fiscal 1998. For the first six months of fiscal 1999 other income was $211,000 as compared to other expense of $34,000 in fiscal 1998. Other income in fiscal 1999 included a $100,000 payment to the Company under a sublease agreement with Roche Industries for subleasing space at Westinghouse Drive, and a insurance claim payment for stolen property.

Provision for Income Taxes. The effective tax (benefit) rate was 35% for the second quarter and the first six months of fiscal year 1999 as well as 35% for the second quarter and first six months of fiscal year 1998.

Backlog. The Company's total backlog was approximately $2.5 million at the end of the second quarter of fiscal year 1999, as compared to backlog of approximately $3.0 million at the end of the second quarter in fiscal year 1998. Management expects substantially all backlog to be delivered in fiscal 1999. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

LIQUIDITY AND CAPITAL RESOURCES

At March 27, 1999, the Company had working capital of $8.6 million, including $1.2 million in cash and cash equivalents, compared with working capital of $10.4 million, including cash and cash equivalents of $3.3 million at September 26, 1998.

Net cash used by operating activities was $3.1 million during the first six months of fiscal 1999 as compared to net cash used of $1.1 million in the similar period of fiscal 1998. Cash used was principally due to operating losses. The Company expects continued operating losses for the current fiscal year.

The Company's investing activities provided $3.1 million during the first six months of fiscal 1999 as compared to cash provided of $6.3 million during the same period in fiscal year 1998. During the first six months of fiscal 1999 $3.4 million was realized from the sale of Echostar shares which offset $275,000 in capital expenditures.

The Company's financing activities used $2.2 million during the first six months of fiscal 1999 as compared to net cash used of $4.1 million during the first six months of fiscal year 1998. The Company reduced convertible debentures by $1.2 million and made payments of debt obligations of $992,000.

At March 27, 1999, the Company's principal sources of liquidity consisted of $1.2 million in cash, a $3.0 million bank line of credit, and 77,768 shares of Echostar common stock. At March 27, 1999, $1.6 million was outstanding on a $3.0 million operating line of credit. In addition, the Company had a term loan with a principal balance of $295,000. The line of credit and term loan requires the Company to be in compliance with certain financial covenants. As of March 27, 1999, the Company was not in compliance with the operating profitability and quick ratio covenants and has obtained a waiver from the bank. In addition, the Company has $365,000 outstanding under capital lease financing.

The Company's capital requirements could change in the event of factors such as lower than anticipated demand for the Company's products, the uncertainty of the cost associated with the special warranty expense or unanticipated limitations on debt financing. The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its lines of credit will be adequate to meet its requirements for working capital, capital expenditures, and debt services for the near term. Due to certain constraints on the ability to sell Echostar shares and potential volatility of the value of the stock, there could be a significant reduction in funding available from the liquidation of Echostar stock. If these events occur, the Company may be required to raise additional capital using other means to meet all of its needs.

Impact of Year 2000

The following constitutes a "Year 2000 Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On February 1, 1999, in connection with the purchase by EchoStar Communications Corp. (NASDAQ: DISH) of MEDIA4 Inc., the Company sold its interest in MEDIA4 in exchange for 77,768 shares of EchoStar common stock. The value of these shares is subject to market risk and general economic conditions. As of March 27, 1999, the Company had 77,768 shares with the closing price on that date of $68.88. The 52-week range for Echostar's common stock as of May 4, 1999 was a low of $17.00 and a high of $115.12.

At March 26, 1999, the Company was operating under a credit facility with outstanding borrowings of $1.6 million. This facility allows for a $3.0 million operating line-of-credit. Borrowings under this line-of-credit bear interest at prime plus 1.25% (prime rate was 7.875% at March 26, 1999).

The Company was in compliance with all covenants, except the profitability and quick ratio covenants, for which the Company received a waiver for the quarter ending March 27, 1999. The credit facility agreement, originally set to expire March 15, 1999, was extended until June 15, 1999.

The Company also had a term note outstanding at March 27, 1999. The total principal outstanding on this note was $295,000 with interest payable at prime plus 1.0%. Interest payments are made on a monthly basis. The term note has a maturity date of August 31, 1999.

The Company's exposure to market risk due to fluctuations in interest rates primarily relates to the Company's credit facility and term note. If market interest rates were to increase immediately and uniformly by 10% from levels prevailing at March 27, 1998, the fair value of the debt obligations would not change materially. The Company does not use derivative financial instruments to mitigate interest rate risk.

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

PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  In February 1999, in connection with its 1999 Annual Meeting of Stockholders (the "Annual Meeting"), held on March 22, 1999, the Company solicited the written consent of its stockholders with respect to various matters. The matters for which stockholder consent was solicited were as follows:

                  PROPOSAL 1: To elect directors to serve for the ensuing year and until their successors are elected.

                  At the Annual Meeting, the voting of stockholders with respect to Proposal 1 was as follows:

                  ---------------------------------------- ------------------ ------------- -------------------
                                 Director                         For              %             Withheld
                  ---------------------------------------- ------------------ ------------- -------------------
                  ---------------------------------------- ------------------ ------------- -------------------
                  Leon F. Blachowicz                           4,409,311          73.2            47,554
                  ---------------------------------------- ------------------ ------------- -------------------
                  ---------------------------------------- ------------------ ------------- -------------------
                  Daniel E. Moore                              4,409,311          73.2            47,554
                  ---------------------------------------- ------------------ ------------- -------------------
                  ---------------------------------------- ------------------ ------------- -------------------
                  Joseph T. Pisula                             4,409,311          73.2            47,554
                  ---------------------------------------- ------------------ ------------- -------------------
                  ---------------------------------------- ------------------ ------------- -------------------
                  Lawrence W. Roberts                          4,409,311          73.2            47,554
                  ---------------------------------------- ------------------ ------------- -------------------
                  ---------------------------------------- ------------------ ------------- -------------------
                  Erik H. van der Kaay                         4,409,311          73.2            47,554
                  ---------------------------------------- ------------------ ------------- -------------------
                  ---------------------------------------- ------------------ ------------- -------------------
                  Olin L. Wethington                           4,409,311          73.2            47,554
                  ---------------------------------------- ------------------ ------------- -------------------

                  PROPOSAL 2:  To approve the Company's 1999 Employee Stock Purchase Plan.

                  At the Annual Meeting, the voting of stockholders with respect to Proposal 2 was as follows:

                              For                               Against                          Abstain
                              4,373,778                         76,587                           6,500

                  PROPOSAL 3: To approve an amendment to the Company's 1997 Directors' Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 50,000 shares.

                  At the Annual Meeting, the voting of stockholders with respect to Proposal 3 was as follows:

                              For                               Against                          Abstain
                              4,237,720                         210,745                          8,400


                  PROPOSAL 4: To ratify the selection of Deloitte & Touche LLP, as independent public auditors for the Company.

                  At the Annual Meeting, the voting of stockholders with respect to Proposal 4 was as follows:

                              For                            Against                          Abstain
                              4,316,581                      13,487                           126,797


Item 5.           OTHER EVENTS

                  Reduction in Force

                  On April 23, 1999, in an effort to reduce fixed costs, the Company issued a news release announcing its decision to reduce total employee headcount by 68 of its 153 employees, or approximately 44% of its workforce. The news release is incorporated herein by reference to Exhibit 99.1 attached hereto.

                  Board of Directors

                  On March 3, 1999, Erik van der Kaay resigned from the Company's Board of Directors to pursue other interests. In addition, on April 12, 1999 Daniel E. Moore resigned from his position as Chairman of the Board of Directors. Mr. Moore will, nevertheless, continue to remain a member of the Board. On May 6, 1999 Mr. Frank Trumbower was appointed Chairman of the Board. The news release announcing such appointment is incorporated herein by reference to Exhibit 99.2


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit Number            Description                               Sequential Page Number

                27                  Financial Data Schedule                   Page 13
               99.1                 Press release dated April 23, 1999        Page 14
               99.2                 Press release dated May 6, 1999           Page 15


(b)  Reports on Form 8-K

          February 12, 1999, reporting under item 2 - Acquisition or Disposition of Assets, acquisition of Media4, Inc. by EchoStar Communications Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  May 7, 1999                                            SSE TELECOM, INC.


                                                   By:/s/ Leon F. Blachowicz,
                                                   Leon F. Blachowicz,
                                                   Chief Executive Officer

                                                   By:/s/ James J. Commendatore,
                                                   James J. Commendatore,
                                                   Chief Financial Officer