Form 10-Q
period 1999-06-26
SSE TELECOM INC
filed 1999-08-10
CIK 808220

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   -----------------------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 26, 1999

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

                                  Yes X No ____

As of July 27, 1999, the number of shares outstanding of the registrant's common stock, par value $.01 was 5,882,814.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                                                   Page

         Condensed  Consolidated  Statements of Operations  for the three months and nine months
         ended June 26, 1999 and June 27, 1998 (unaudited)                                                           3

         Condensed Consolidated Balance Sheets as of June 26, 1999 (unaudited) and September 26, 1998                4

         Condensed Consolidated Statements of Cash Flows for the nine months ended June 26, 1999
         and June 27, 1998 (unaudited)                                                                               5

         Notes to Condensed Consolidated Financial Statements                                                      6-7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    8-11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                                  11


PART II - OTHER INFORMATION

Item 5.  Other Events                                                                                            11-12

Item 6.  Exhibits and Reports on Form 8-K                                                                           13


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                SSE Telecom, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)
   For The Three Months and Nine Months Ended June 26, 1999 and June 27, 1998
                      (in thousands, except per share data)

                                                                     Three Months Ended            Nine Months Ended
                                                                  June 26,          June 27,      June 26,      June 27,
                                                                       1999             1998          1999          1998
                                                                --------------- ------------- ------------- -------------

Revenue                                                                 $4,758        $6,160       $17,180       $29,592
Cost of revenue                                                          4,552        10,080        16,725        28,011
                                                                --------------- ------------- ------------- -------------
      Gross margin                                                         206       (3,920)           455         1,581

Operating expenses
      Research and development                                           1,100         1,693         3,051         4,720
      Marketing, general and
           administrative                                                1,912         2,548         5,949         6,485

      Restructuring charges                                                 --         1,235            --         1,235
                                                                --------------- ------------- ------------- -------------
Operating loss                                                         (2,806)       (9,396)       (8,545)      (10,859)

Interest expense, net                                                       47           146            96           477

Gain on sale of investment, net                                          (935)         (317)       (4,134)       (7,434)

Other expense (income)                                                      27          (12)         (183)            22
                                                                --------------- ------------- ------------- -------------
Loss before income taxes                                                (1,945)       (9,213)      (4,324)       (3,924)

Provision (benefit) for income taxes                                      1,131       (3,224)           97       (1,373)
                                                                --------------- ------------- ------------- -------------

Net loss                                                              ($3,076)       ($5,989)     ($4,421)      ($2,551)
                                                                =============== ============= ============= =============

Basic and diluted loss per share                                       ($0.53)       ($1.04)       ($0.76)       ($0.44)
                                                                =============== ============= ============= =============

Shares used in computing basic and diluted loss per share                5,818         5,749         5,796         5,736
                                                                =============== ============= ============= =============

                       The Notes to  Consolidated  Financial  Statements  are an integral part of these statements.





                                SSE Telecom, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                  June 26, 1999   September 26, 1998*
                                                                    (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                            $3,501                $3,327
    Accounts receivable, net                                              3,980                 5,702
    Inventories                                                           6,236                 8,894
    Deferred tax assets                                                   3,170                 2,762
    Other current assets                                                    198                   198
                                                          --------------------------------------------
Total current assets                                                     17,085                20,883

Property, plant, and equipment                                           12,106                11,692
Less accumulated depreciation                                             9,142                 8,109
                                                          --------------------------------------------
Property, plant and equipment, net                                        2,964                 3,583

Long-term investments                                                     5,325                 6,583
                                                          --------------------------------------------
Total Assets                                                            $25,374               $31,049
                                                          ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                     $3,224                $3,745
    Accrued salaries and employee benefits                                1,014                 1,217
    Short-term debt                                                       1,824                 3,036
    Other accrued liabilities                                             2,744                 2,492
                                                          --------------------------------------------
Total current liabilities                                                 8,806                10,490

Deferred tax liabilities                                                  1,916                   930
Long-term debt                                                              229                 1,451

Stockholders' equity;
    Common stock and paid in capital                                     12,787                12,639
    Treasury stock                                                      (1,782)               (1,782)
    Retained earnings                                                     1,082                 5,503
    Net unrealized gain on available for sale investments                 2,336                 1,818
                                                          --------------------------------------------
Total stockholders' equity                                               14,423                18,178
                                                          --------------------------------------------
Total Liabilities & Stockholders' Equity                                $25,374               $31,049
                                                          ============================================

o        Derived from audited Financial Statements.

  The Notes to Condensed  Consolidated Financial Statements are an integral part of these statements.




                                                     SSE Telecom, Inc.
                                Condensed Consolidated Statements of Cash Flows (unaudited)
                                For The Nine Months Ended June 26, 1999, and June 27, 1998
                                                  (dollars in thousands)

                                                                                        June 26, 1999         June 27, 1998
Cash used for operating activities:
 Net loss                                                                                   $ (4,421)             $ (2,551)
 Adjustments to reconcile net loss to net cash used for:
     Depreciation and amortization                                                              1,033                 1,101
     Non-cash portion of restructuring charges                                                     --                 5,349
     Gain on sale of investment, net                                                          (4,134)               (7,434)
     Deferred interest expense                                                                     --                   137
     Deferred income taxes                                                                      1,360                    --

     Changes in operating assets and liabilities:
         Accounts receivable                                                                    1,722                 6,422
         Inventories                                                                            2,658                 (660)
         Other current assets                                                                      49                 (953)
         Accounts payable                                                                       (521)               (2,730)
         Other accrued liabilities                                                            (1,060)                 (740)
                                                                               ---------------------------------------------
Net cash used for operating activities                                                        (3,316)               (2,059)
                                                                               ---------------------------------------------

Cash provided by investing activities:
     Purchases of equipment                                                                     (414)               (1,152)
     Proceeds from sale of investment                                                           6,188                 8,186
     Purchase of Media4 debenture/equity                                                           --               (1,667)
                                                                               ---------------------------------------------
Net cash provided by investing activities                                                       5,774                 5,367
                                                                               ---------------------------------------------

Cash used for financing activities:
    Payments under debt obligations, Net                                                      (1,212)                 (865)
    Payments on convertible notes payable, Net                                                (1,220)               (1,765)
    Proceeds from issuance of common stock                                                        148                    93
    Payments of debenture interest                                                                 --                 (232)
                                                                               ---------------------------------------------
Net cash used for financing activities                                                        (2,284)               (2,769)
                                                                               ---------------------------------------------

Net increase in cash and cash equivalents                                                         174                   539
                                                                               ---------------------------------------------
Cash and cash equivalents beginning of period                                                   3,327                   408
                                                                               ---------------------------------------------
Cash and cash equivalents end of period                                                      $  3,501                $  947
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

                                SSE TELECOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information at June 26, 1999, and for the three month and nine month periods ended June 26, 1999 and June 27, 1998, is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 26, 1998 Annual Report on Form 10-K. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending September 25, 1999.

2.   INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on the average cost method, which approximates actual cost on the first-in, first-out ("FIFO") basis. At June 26, 1999 and September 26, 1998, inventories consisted of:


                  (in thousands)                                           June 26, 1999        September 26, 1998*
                                                                             (unaudited)
                  Manufacturing raw materials                                     $3,064                     $3,440
                  Work-in-process                                                  2,463                      3,657
                  Finished goods                                                     709                      1,797
                                                                ------------------------- --------------------------
                           Total                                                  $6,236                     $8,894
                                                                ========================= ==========================

* Derived from audited financial statements.

3.   INVESTMENTS

On March 30, 1999, the Company sold 40,000 shares of EchoStar Communications Corp. (NASDAQ: DISH) common stock for approximately $2.8 million. As of June 26, 1999, the Company held 37,768 shares of EchoStar common stock, which have been classified as an available-for-sale investment and were valued at $5.3 million.

4.  LONG TERM DEBT

At June 26, 1999, the Company's long term portion of capital lease balance outstanding was $228,604. During the first nine months of fiscal 1999 the Company repaid $1.2 million of convertible subordinated debentures due Echostar Communication Corporation.

5.  LOSS PER SHARE


                   The following table sets forth the computation of basic and diluted net (loss)/income per shares:
                                                   (in thousands, except per share)


                                                                         Three Months Ended                Nine Months Ended
                                                                    June 26, 1999   June 27, 1998    June 26, 1999    June 27, 1998

Net Loss                                                                  ($3,076)        ($5,989)         ($4,421)         ($2,551)
Numerator for basic and diluted net loss per share                         (3,076)         (5,989)          (4,421)          (2,551)

Denominator for basic and diluted net loss per share-
weighted average shares                                                      5,818           5,749            5,796           5,736


Basic and diluted loss per share                                           ($0.53)         ($1.04)          ($0.76)          ($0.44)

Due to the Company's net losses, there were no additional dilutive securities for the periods presented.

6.   RELATED PARTY TRANSACTIONS

On May 6, 1999 Mr. Frank Trumbower, holder of 9% of the outstanding Common Stock of the Company's as of July 28, 1999, was appointed Chairman of the Board of SSE Telecom, Inc. In this capacity the Company entered into the following agreements with Mr. Trumbower: (i) A Common Stock Purchase Agreement pursuant to which Mr. Trumbower purchased 50,000 shares of the Company's Common Stock at $1.125 per share for an aggregate purchase price of $56,250. The purchase price for the shares represented the closing price of the stock on the date of sale, as reported on the Nasdaq National Market; (ii) Nonqualified Stock Option Agreements to purchase 70,000 shares of the Company's Common Stock at a purchase price of $1.50 per share. The option was granted outside of any of the Company's stock option or equity incentive plans; (iii) Nonqualified Stock Option
Agreement to purchase an aggregate of 10,000 shares of the Company's Common Stock at a purchase price of $1.50 per share pursuant to the Company's Directors Stock Option Plan; and (iv) Nonqualified Stock Option Agreements to purchase an aggregate of 20,000 shares of the Company's Common Stock pursuant to the Company's 1997 Equity Participation Plan at a purchase price of $1.50 per share.

7.   SUBSEQUENT EVENTS

On July 19, 1999, Echostar Communication Corporation effected a 2-for-1 split of common stock for stockholders of record at the close of business on July 1, 1999. All references to the shares of common stock of Echostar held by the Company reflect pre-split numbers.

On August 2, 1999, the Company entered into a financing agreement with Silicon Valley Bank for a $5,000,000 revolving line of credit. The agreement carries an interest rate of prime plus 2% per annum and is for two years (see Exhibit 10.5) and contains certain financial covenants. In lieu of $25,000 in fees the Company issued a warrant to purchase 9,766 shares of Common Stock to Silicon Valley Bank with a exercise price of $2.56 per share.

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

Overview

Sales for the quarter ended June 26, 1999 decreased from sales for the quarter ending June 27, 1998 and were affected by adverse economic conditions in Asia, Latin America, and Eastern Europe. Profitability was impacted by these poor market conditions and continuing weakness in the world Satcom market. The Company is concerned about continued operating losses and has undertaken a number of strategic initiatives. These initiatives include outsourcing of non-strategic activities and the development of a new product to address a broader market.

On June 26, 1999, the Company's reduction in workforce was substantially completed. The reduction was focused on the Company's operations and material operations employees. During the quarter ended June 26, 1999, the Company completed the outsourcing of its modem product line and commenced outsourcing major subassemblies of its STAR radio products. This outsourcing enabled the Company to reduce overhead expenses, and improve its speed and flexibility in meeting customer requirements. During the quarter ended June 26, 1999, the Company continued to focus and expend significant marketing and development effort on a new product line in an effort to reposition the Company to address the opportunities in the Internet over satellite market. The Company plans to introduce its new product in the first quarter of the 2000 fiscal year.

The Company has addressed past production problems and product issues. Orders for the third quarter in fiscal 1999 increased by more than 60% from second quarter in fiscal 1999.

Results of Operations for the Three Months and Nine Months Periods Ended June 26, 1999 and June 27, 1998

Revenue: Sales decreased to $4.8 million for the quarter ended June 26, 1999 from $6.2 million for the same period in fiscal 1998. Sales for the first nine months of fiscal 1999 were $17.2 million as compared to $29.6 million for the same period in fiscal 1998. The decline in sales is attributable, in part, to past production flow problems, and an overall weakness in the Satcom market for the Company's products.

Gross Margin: Gross margin was $206,000 in the quarter ended June 26, 1999, compared to ($3.9) million for the same period in fiscal 1998. The loss in the third quarter of fiscal 1998 included a $3.9 million charge related to the reorganization and refocusing the Company. Gross margin for the first nine months of fiscal year 1999 was $455,000 as compared to $1.6 million in fiscal year 1998. The decline in gross margin was primarily due to reduced volume in addition, pricing pressure, past production problems and higher warranty costs negatively impacted margins.

Research and Development: Research and development expenses decreased to $1.1 million for the third quarter of fiscal 1999 from $1.7 million for the third quarter of fiscal 1998. Research and development declined to $3.1 million for the first nine months of fiscal 1999 from $4.7 million for the first nine months of fiscal 1998. The decrease reflects an overall reduction in employees involved in research and development and in materials and services related to research and development in fiscal 1999. While the Company reduced research and development expenditures in fiscal 1999, it has also refocused it efforts from sustaining activities for current products to the development of new product platforms and to the Company's outsourcing initiatives. The Company expects research and development expenses to remain at the current level for the remainder of fiscal 1999.

Marketing, General and Administrative: Marketing, general and administrative expenses decreased to $1.9 million in the third quarter of fiscal 1999 as compared to $2.5 million for the third quarter of fiscal 1998. For the first nine months of fiscal year 1999 expenses were $5.9 million as compared to $6.4 million in fiscal year 1998. The marketing, general and administrative expenses in the third quarter of 1998 included a $500,000 charge related to the reorganization and refocusing the Company.

Interest Expense, net. Net interest expense was $47,000 in the third quarter of fiscal 1999 as compared to $146,000 for the same period last year. For the first nine months of fiscal year 1999 interest expense was $96,000 as compared to $477,000 during the same period in fiscal year 1998. During fiscal 1999 the Company retired $1.2 million of its 6 1/2% convertible debentures, substantially reducing interest expense in fiscal 1999.

Gain on Sale of Investments, net. During the first nine months of fiscal 1999 the Company realized a gain of $3.2 million on sales of 118,905 shares of Echostar Communication Corporation (NASDAQ: DISH) common stock at an average selling price of $28.75 and a gain of $935,000 on sale of 40,000 shares at an average selling price of $69.25. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, repayment of operating line of credit, and to fund operating expenditures. As of June 26, 1999 the Company holds a total of 37,768 shares of Echostar common stock valued at $5.3 million.

Other Income/Expense. Other expense for the third quarter of fiscal 1999 was $27,000 as compared to other income of $12,000 during the same period in fiscal 1998. For the first nine months of fiscal 1999 other income was $183,000 as compared to other expense of $22,000 in fiscal 1998. Other income for the first nine months in fiscal 1999 included a $100,000 payment to the Company under a sublease agreement with Roche Industries for subleasing space at Westinghouse Drive, and payment of a insurance claim for stolen property.

Provision/Benefit for Income Taxes. The Company has not recorded a benefit for its losses for the nine months ended June 26, 1999 principally because of the limitations on the net operating loss carrybacks. The Company recorded a tax provision in the three months ended June 26, 1999 to reflect a change in estimate in the tax benefit attributable to the Company's operations in 1999.

The effective tax benefit rate was 35% for the third quarter and the first nine months of fiscal 1998.

Backlog. The Company's total backlog was approximately $3.7 million at the end of the third quarter of fiscal 1999, as compared to backlog of approximately $4.4 million at the end of the third quarter in fiscal 1998. Management expects substantially all backlog to be delivered in fiscal 1999. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

LIQUIDITY AND CAPITAL RESOURCES

At June 26, 1999, the Company had working capital of $8.3 million, including $3.5 million in cash and cash equivalents, compared with working capital of $10.4 million, including cash and cash equivalents of $3.3 million at September 26, 1998.

Net cash used by operating activities was $3.3 million during the first nine months of fiscal 1999 as compared to net cash used of $2.1 million in the same period of fiscal 1998. Cash was used principally to fund operating losses. The Company expects continued operating losses for the remainder of fiscal 1999.

The Company's investing activities provided $5.8 million during the first nine months of fiscal 1999 as compared to cash provided of $5.4 million during the same period in fiscal 1998. During the first nine months of fiscal 1999 $6.2 million was realized from the sale of Echostar shares which offset $414,000 in capital expenditures.

The Company's financing activities used $2.3 million during the first nine months of fiscal 1999 as compared to net cash used of $2.8 million during the first nine months of fiscal year 1998. The Company reduced convertible debentures by $1.2 million and made payments of debt obligations of $1.2 million.

At June 26, 1999, the Company's principal sources of liquidity consisted of $3.5 million in cash, a $2.5 million bank line of credit, $1.6 million of which was outstanding as of June 26, 1999, and 37,768 shares of Echostar common stock. In addition, the Company had a term loan with a principal balance of $135,000. The line of credit and term loan requires the Company to be in compliance with certain financial covenants. As of June 26, 1999, the Company was not in compliance with the operating profitability and quick ratio covenants on this line of credit or term loan. As of August 4, 1999 the Company has signed a new line of credit for up to $5.0 million and has repaid the prior line-of-credit balance and term loan. In addition, the Company has $337,000 outstanding under capital lease financing.

 Several factors could change the Company's capital requirements including, lower than anticipated demand for the Company's products, the uncertainty of the cost associated with the special warranty expense or unanticipated limitations on debt financing. The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its lines of credit will be adequate to meet its requirements for working capital, capital expenditures, and debt services for the near term. However, there can be no assurance that the Company's predictions with respect to its operating expenses and its capital expenditure requirements are accurate. Due to certain constraints on the ability to sell Echostar shares and potential volatility of the value of the stock, there could be a significant reduction in capital available from the liquidation of Echostar stock. If these events occur, the Company may be required to raise additional capital using other means to meet all of its needs. There can be no assurance that additional financing will be available, or if available, that they will be on reasonable terms, nor can there be any assurance that these financings will not be dilutive to its stockholders.

Impact of Year 2000

The following constitutes a "Year 2000 Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

The Company is aware that many existing Information Technology ("IT") systems, such as computer and software products, as well as non-IT systems that included embedded technology, were not designed to correctly process data after December 31, 1999. The Company has created a Year 2000 project team to review, and evaluate the Company's products, computer systems, test equipment systems and other non-IT systems. The Company has determined that it will be necessary to modify or replace portions of its software so that its computer and non-IT systems will properly utilize dates beyond 1999. The Company believes that with modifications and conversions to new software, the Year 2000 issue can be mitigated, and anticipates completion of all Year 2000 efforts by the end of fiscal 1999. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company has also initiated discussions with its suppliers regarding their plans to investigate and address their Year 2000 problems, if any. Failures by the Company's suppliers' computer systems could adversely affect the demand for the Company's products. There can be no assurance that the systems of other companies on which the Company's systems, services, and products rely will be timely converted, or that any such failure to convert by another company would not have an adverse affect on the Company's business financial conditions or results of operations.

The Company has been using both external and internal resources to upgrade its commercial software programs for the Year 2000 issue. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete the Year 2000 modifications, including testing, by the end of fiscal 1999. The total remaining estimated cost for addressing the Year 2000 Issue of approximately $50,000,which is based on management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 issue costs will be funded through operating cash flows.

As the efforts of the Year 2000 project team continue, the Company may identify situations that present material Year 2000 risks and/or that will require substantial time and material expense to address. In addition, if any of the Company's customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from the Company's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of the Company's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delay or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although the Year 2000 project team has not determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial conditions or results of operations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On February 1, 1999, in connection with the purchase by EchoStar Communications Corp. (NASDAQ: DISH) of MEDIA4 Inc., the Company sold its interest in MEDIA4 in exchange for 77,768 shares of EchoStar common stock. On March 30, 1999 the Company sold 40,000 shares of EchoStar common stock for $69.252 per share. As of June 26, 1999, the Company holds 37,768 shares of EchoStar common stock the value of which is subject to market risk and general economic conditions. As of June 26, 1999, the 37,768 shares had a closing price of $141.00. The 52-week range for Echostar's common stock as of July 27, 1999 was a low of $17.00 and a high of $176.50.

At June 26, 1999, the Company was operating under a credit facility with outstanding borrowings of $1.6 million. This facility allows for a $2.5 million operating line-of-credit. Borrowings under this line-of-credit bear interest at prime plus 1.50% (prime rate was 7.5% at June 26, 1999). At June 26, 1999 the Company was in compliance with all covenants, except the profitability and quick ratio covenants. The Company did not request waivers because it replaced the facility with a line- of-credit that replaced the original line-of-credit. The new line allows for up to $5.0 million at a rate of prime plus 2% and has a two-year term.

The Company also had a term note outstanding at June 26, 1999. The total principal outstanding on this note was $135,000 with interest payable at prime plus 1.0%. Interest payments are made on a monthly basis. The term note has a maturity date of August 31, 1999. Under the terms of the new line of credit, the term loan has been retired.

The Company's exposure to market risk due to fluctuations in interest rates primarily relates to the Company's credit facility and term note. If market interest rates were to increase immediately and uniformly by 10% from levels prevailing at June 26, 1998, the fair value of the debt obligations would not change materially. The Company does not use derivative financial instruments to mitigate interest rate risk.

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

PART II - OTHER INFORMATION

Item 5.   OTHER EVENTS

On May 6, 1999 Mr. Frank Trumbower was appointed Chairman of the Board. In connection with Mr. Trumbower's appointment and consultant responsibilities, the Company and Mr. Trumbower entered into a common stock purchase agreement dated May 13, 1999 pursuant to which Mr. Trumbower purchased and the Company sold an aggregate of 50,000 shares of the Company's Common Stock at a purchase price of $1.125 per share, the fair market value of the stock on the date of purchase. The Company also granted Mr. Trumbower options to purchase an aggregate of 100,000 shares of its common stock. The purchase price for the options was $1.50 per share which represented a premium over the fair market value of the Company's common stock on the date of grant. Of the 100,000 shares, options to purchase 70,000 shares were granted outside of any of the Company's stock option or equity incentive plans and were granted pursuant to a Nonqualified Stock Option Agreement; options to purchase 10,000 shares were granted pursuant to the Company's Director's Stock Option Plan and options to purchase 20,000 shares were granted pursuant to the Company's 1997 Equity Incentive Plan.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit Number                                 Description                               Sequential Page Number

               10.1                 Stock Purchase Agreement by and between the Company
                                    and Frank Trumbower dated May 13, 1999.                               Page 14
               10.2                 Non Qualified Stock Option  Agreement by and
                                    between  the  Company  and  Frank  Trumbower
                                    dated May 13, 1999.
                                                                                                          Page 17
               10.3                 Offer Letter and Consultant agreement by and
                                    between  the  Company  and  Frank  Trumbower
                                    dated May 13, 1999
                                                                                                          Page 21
               10.4                 Sublease Agreement regarding SSE Technologies, Inc.
                                    offices at 47835 Westinghouse Drive, Fremont, CA
                                    between SSE Technologies and Streamsoft, Inc. dated
                                    July 6, 1999.                                                         Page 22
               10.5                 Amendment to lease regarding SSE Technologies offices
                                    at 47835 Westinghouse Drive, Fremont, CA between SSE
                                    Technologies and Warm Springs Associates II Ltd.
                                    Partnership.                                                          Page 26
               10.6                 Loan and  Security  Agreement by and between
                                    the Company  and  Silicon  Valley Bank dated
                                    August 4, 1999.
                                                                                                          Page 27
               10.7                 Warrant to Purchase Common Stock agreement by and
                                    between the Company and Silicon Valley Bank dated
                                    August 4, 1999.                                                       Page 43
               10.8                 Registration Rights Agreement by and between
                                    the Company  and  Silicon  Valley Bank dated
                                    August 4, 1999.
                                                                                                          Page 54
               10.9                 Antidilution  Agreement  by and  between the
                                    Company and Silicon Valley Bank dated August
                                    4, 1999.
                                                                                                          Page 62
                27                  Financial Data Schedule                                               Page 67


          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 10, 1999
SSE TELECOM, INC.


                                             By: /s/ Leon F. Blachowicz
                                                 Leon F. Blachowicz,
                                                 Chief Executive Officer

                                             By: /s/ James J. Commendatore
                                                 James J. Commendatore,
                                                 Chief Financial Officer

                                                                    EXHIBIT 10.1



                            STOCK PURCHASE AGREEMENT

         This Agreement is made as of the 13th day of May, 1999 (the  "Effective
Date"),  by  and  between  SSE  Telecom,   Inc.,  a  Delaware  corporation  (the
"Corporation") and Frank Trumbower ("Purchaser").

                                   Witnesseth:

         Whereas, the Corporation desires to issue, and Purchaser desires to acquire, stock of the Corporation as herein described, on the terms and conditions hereinafter set forth;

         Now, Therefore, It Is Agreed between the parties as follows:

1. Purchase and Sale of Stock. Purchaser hereby agrees to purchase from the Company, and the Company agrees to sell to Purchaser an aggregate of 50,000 shares of the Corporation's Common Stock (the "Stock") at $1.125 per share, for an aggregate purchase price of $56,250.00, payable in cash. The purchase price for the Shares represents the closing price of the Stock on the date hereof, as reported on the NASDAQ National Market, or if no such trading in the common stock shall have taken place on that day, on the last preceding day on which there was trading in the common stock. The closing hereunder, including payment for and delivery of the Stock shall occur at the offices of the Company immediately following the execution of this Agreement, or at such other time and place as the parties may mutually agree.

2. Investment Representations. In connection with the purchase of the Stock, Purchaser represents to the Company the following:

2.1 No Government Recommendation or Approval. The Purchaser understands that no United States federal or state agency, or similar agency of any other country, has passed upon or made any recommendation or endorsement of the Company or the offering of the Stock.

2.2 Intent. The Purchaser is purchasing the Stock for its own account and not with a view towards distribution and the Purchaser has no present arrangement (whether or not legally binding) at any time to sell the Stock to or through any person or entity; provided, however, that by making the representations herein, the Purchaser does not agree to hold the Stock for any minimum or other specific term and reserves the right to dispose of the Stock at any time in accordance with Federal and state securities law applicable to such disposition. The Purchaser understands that the Stock must be held indefinitely unless such Stock is subsequently registered under the Securities Act or an exemption from registration is available. The Purchaser has been advised or is aware of the provisions of Rule 144 promulgated under the Securities Act.

2.3 Sophisticated Investor. The Purchaser is a sophisticated investor (as described in Rule 506(b)(2)(ii) of Regulation D) and an accredited investor (as defined in Rule 501 of Regulation D), and the Purchaser has such experience in business and financial matters that it is capable of evaluation the merits and risks of an investment in the Stock. The Purchaser acknowledges that the investment in the Stock is speculative and involves a high degree of risk.

2.4 Independent Investigation. The Purchaser, in making its decision to purchaser the Stock subscribed for hereunder, has relied upon an independent investigation made by it and/or its representatives and has not relied on any oral or written representations or assurances from the Company or any representative or agent of the Company, other than as set forth in this Agreement and in the public filings of the Company. Prior to the date hereof, the Purchaser has been furnished with and has reviewed the Company's latest proxy statement and Annual Report on Form 10-K sent to the Company's stockholders and all documents filed by the Company since March 31, 1999 pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (such documents are collectively referred to in this Agreement as the "Exchange Act Reports"). The Purchaser has had a reasonable opportunity to ask questions of and receive answers from the Company concerning the Company and the offering of securities and has received satisfactory answers to all inquiries it has made with respect to the Company and the Stock.

2.5 Authority. This Agreement has been duly authorized and validly executed, and delivered by the Purchaser and is valid and binding agreement enforceable in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally.

2.6 No Legal Advice From Company. The Purchaser acknowledges that it has had the opportunity to review this Agreement and the transactions contemplated by this Agreement with his or its own legal counsel and tax advisors. Except for any statements or representations of the Company made in this Agreement and in the Exchange Act Reports, the Purchaser is relying solely on such counsel and advisors and not on any statements or representations of the Company or any of its representative or agents for legal, tax or investment advice with respect to this investment, the transactions contemplated by this Agreement or the securities laws of any jurisdiction.

2.7 No Brokers. The Purchaser has taken no action which would give rise to any claim by any person for brokerage commission, finder's fees or similar payments by the Company relating to this Agreement or the transactions contemplated hereby.

2.8 Reliance on Representations and Warranties. The Purchaser understands that Stock is being offered and sold to it in reliance on specific provisions of United States federal and state securities laws and that the Company is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the Purchaser set forth in this Agreement in order to determine the applicability of such provisions.

3. Legends. Any certificate representing any shares of Stock subject to the provisions of this Agreement shall have endorsed thereon the following legends:

(a) "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") AND ARE "RESTRICTED SECURITIES" AS DEFINED IN RULE 144 PROMULGATED UNDER THE ACT. THEY MAY NOT BE SOLD OR OFFERED FOR SALE OR OTHERWISE DISTRIBUTED EXCEPT (i) IN CONJUNCTION WITH AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE ACT, OR (ii) IN COMPLIANCE WITH RULE 144, or (iii) PURSUANT TO AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT SUCH REGISTRATION OR COMPLIANCE IS NOT REQUIRED AS TO SAID SALE, OFFER OR DISTRIBUTION."

(b) Any legend required to be placed thereon by the Company's Bylaws.

(c) Any legend required to be placed thereon by appropriate Blue Sky officials.

4. Further Instruments. The parties agree to execute such further instruments and to take such further action as may reasonably be necessary to carry out the intent of this Agreement.

5. Notices. Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or delivery by express courier, or four (4) days after deposit in the United States Post Office, by registered or certified mail with postage and fees prepaid, addressed to the other party hereto at its address hereinafter shown below its signature or at such other address as such party may designate by ten (10) days' advance written notice to the other party hereto.

6. Choice of Law. This Agreement shall be governed by and construed under the laws of the State of California, as such laws are applied by California courts to contracts made and to be performed entirely in California by residents of that state.

7. Assignment. This Agreement shall inure to the benefit of the successors and assigns of the Corporation and, subject to the restrictions on transfer herein set forth, shall be binding upon the Purchaser, its successors and assigns.

8. Complete Agreement. This Agreement constitutes the entire agreement of the parties with respect to the subject matter hereof.

         In Witness Whereof, the parties hereto have executed this Agreement as of the Effective Date.

                                                              SSE Telecom, Inc.

                                                              By:
                                                              Name:
                                                              Title:

                                                              Address:


                                                              Purchaser:

                                                              Frank Trumbower

                                                              By:

                                                              Address:

                                                                    EXHIBIT 10.2

                                SSE TELECOM, INC.
                            NONQUALIFIED STOCK OPTION


         This Stock Option Agreement (the "Option Agreement") is made this 13 day of May, 1999 (the "Date of Grant"), by and between SSE Telecom, Inc., a Delaware corporation (hereinafter the "Company"), and Frank Trumbower (hereinafter "Optionee").

                                    Recitals

         This option is not intended to qualify as and will not be treated as an "incentive stock option" within the meaning of Section 422 of the Code. This option is granted outside of, and is not subject to, the Company's 1997 Equity Participation Plan.
Certain capitalized words and phrases used herein are defined in Section 13 hereof.

         Now, Therefore, in an effort to induce Optionee to accept employment with the Company and in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and intending to be legally bound, the parties hereto agree as follows:

1. Grant of Option. The Company hereby grants to Optionee the right and option to purchase all or any part of an aggregate of seventy thousand (70,000) shares of Company Common Stock on the terms and conditions of this Option Agreement, such number of shares being subject to adjustment as provided in Section 8 hereof.

2. Purchase Price. The purchase price for the shares of Common Stock covered by this option shall be $1.50 per share (the "Option Price"). Such amount is not less than 100% of the Fair Market Value on the Date of Grant.

3. Term of Option. The term of this Option shall be for a period of ten (10) years from the Date of Grant, subject to earlier termination as provided in Sections 6 and 7 hereof.

4. Vesting. This option shall vest and become exercisable on a cumulative basis as to twenty-five percent (25%) of the total number of shares covered thereby on each of the first, second, third, and fourth anniversary dares of the Date of Grant. Except as provided in Sections 6 and 7 hereof, this option may not be exercised at any time unless Optionee shall have been in the continuous employ of the Company, or of an Affiliate, from the Date of Grant to the date of the exercise of this option. Optionee shall not have any of the rights of a shareholder with respect to the shares of Common Stock covered by this option except to the extent that one or more certificates for such shares shall be delivered to Optionee upon the due exercise of this option. Notwithstanding the foregoing, no shares of Common Stock of the Company shall be required to be distributed until the Company shall have taken such action, if any, as is then required to comply with the provisions of the Securities Act or any other then applicable securities law.

5. Non-Transferability. During Optionee's lifetime, this option shall only be exercisable by Optionee and shall not be transferable, other than by will or the laws of descent and distribution. This option may not be pledged or hypothecated in any way and shall not be subject to execution, attachment or similar process except with the express consent of the Company.

6. Termination. If Optionee's employment with the Company or an Affiliate is terminated for any reason other than death, Retirement or Total and Permanent Disability, this option shall be exercisable only for three months following such termination (or the expiration of the option term, if earlier) and only for the number of shares of Common Stock that were exercisable on the date of such termination. A termination of employment with the Company or an Affiliate to accept immediate reemployment with the Company or an Affiliate shall not be deemed to be a termination of employment for purposes of the Plan. The granting of this option to Optionee does not alter in any way the existing rights of the Company or the Affiliates to terminate such Optionee's employment at any time for any reason, nor does it confer upon Optionee any rights or privileges except as specifically provided in this Option Agreement.

7. Death, Retirement and Disability. If Optionee dies or becomes Totally and Permanently Disabled, without having exercised this option in full, the remaining portion of this option may be exercised, without regard to the limitations in Section 4 hereof, within a period not to exceed (i) three years from the date of any such death or Total and Permanent Disability or (ii) the remaining period of this option, whichever is earlier. Upon Optionee's death, this option may be exercised by the person or persons to whom Optionee's rights under this option shall pass by will or by applicable law or, if no such person bag such rights, by Optionee's executor or administrator. If Optionee Retires without having exercised this option in full, the remaining portion of this option may be exercised, without regard to the limitations Section 4 hereof, within a period not to exceed (i) five years from the date of such event or (ii) the remaining period of this option, whichever is earlier.

8. Adjustments. In the event there are any changes in the Common Stock or the capitalization of the Company through a corporate transaction, such as any merger, any acquisition through the issuance of capital stock of the Company, any consolidation, any separation of the Company (including a spin-off or other distribution of stock by the Company), any reorganization of the Company (whether or not such reorganization comes within the definition of such term in Section 369 of the Code), or any partial or complete liquidation by the Company, recapitalization, stock dividend, stock split or other change in the corporate structure, appropriate adjustments and changes shall be made by the Board, to the extent necessary to preserve the benefit to Optionee, to reflect changes in the number of shares and Option Price per share of all shares of Common Stock subject to this option; provided, however that no such adjustment or change may be made to the extent that such adjustment or change will result in the disallowance of a deduction to the Company under Section 162(m) of the Code or any successor section.

9. Purchase for Investment. It is contemplated that the Company will register shares issued upon exercise of this option under the Securities Act. In the absence of an effective registration, however, the Optionee may be required to give a representation that he is acquiring such shares as an investment and not with a view to distribution thereof.

10. Change of Control. In the event of a Change of Control, this option shall become immediately vested and exercisable in full.

11. Withholding. The Optionee shall pay in cash any amount required to be withheld under federal, state or local law with respect to the exercise of this option or may elect to have any portion of the required federal, state or local income tax withholding with respect to the option, not in excess of the minimum amount of tax required to be withheld by law, satisfied by tendering to the Company shares of Common Stock, which, in the absence of such an election would have been issued to the Optionee in connection with such exercise. In the event that the value of the shares of Common Stock tendered to satisfy the withholding tax required with respect to an exercise exceeds the amount of such tax, the excess of such market value over the amount of such tax shall be returned to the Optionee, to the extent possible, in whole shares of Common Stock, and the remainder in cash. The value of a share of Common Stock tendered pursuant to this Section 11 shall be the Fair Market Value of the Common Stock on the date on which such shares are tendered to the Company. An election pursuant to this
Section 11 shall be made in writing and signed by the Optionee and shall be irrevocable. If, at the time he exercises this option, Optionee is required to report to the Securities and Exchange Commission under Section 16(a) of the Exchange Act, Optionee may satisfy the income tax withholding due in respect of such exercise pursuant to this Section 11 by withholding shares under the option only if he also satisfies an exemption under Section 16(a) of the exchange Act (or the rules or regulations promulgated thereunder) for such withholding.

12. Method of Exercising Option. Subject to the terms and conditions of this Option Agreement and the Plan, this option may be exercised by written notice to the Company, at its principal executive offices. Such notice shall state the election to exercise this option and the number of shares in respect of which it is being exercised, and shall be signed by Optionee (or the person so exercising this option on behalf of Optionee). Such notice shall be accompanied by payment in full of the Option Price of such shares of Common Stock in which event the Company shall deliver a certificate or certificates representing such shares as soon as practical after the notice shall be received by the Company. Payment may be made in cash, a check payable to the Company or in shares of Common Stock transferable to the Company and having a Fair Market Value on the transfer date equal to the amount payable to the Company. The date of exercise shall be deemed to be the date the Company receives the written notice and payment for the shares being purchased. The certificate or certificates for the shares as to which this option shall have been so exercised shall he registered in the name of Optionee (or the person so exercising this option on behalf of Optionee), or, if this option shall be exercised by Optionee and if Optionee shall so request in the notice exercising this option, shall be registered in the name of Optionee and another person jointly, with the right of survivorship, and shall be delivered as provided above to or upon the written order of the person exercising this option. In the event this option is exercised by any person other than Optionee, (i.e., pursuant to Section 5 hereof) such notice shall be accompanied by appropriate proof of the right of such person to exercise this option. All shares that shall be purchased upon the exercise of this option as provided herein shall be fully paid and non-assessable.

13.  Definitions.

                  "Affiliate" means any company in which the Company owns 20% or more of the equity interest (collectively, the "Affiliates").

                  "Board" means the Board of Directors of the Company.

                  "Change of Control" shall be deemed to have taken place if (i) a third person, including a "group" as defined in Section 13(d)(3) of the Exchange Act acquires shares of the Company having 15% or more of the total number of votes that may be cast for the election of Directors of the Company; or (ii) as the result of any cash tender or exchange offer, merger or other business combination, sale of assets or contested election or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of the Company before the Transaction shall cease to constitute a majority of the Board of the Company or any successor to the Company.

                  "Code" means the Internal Revenue Code of 1986, as amended, and the regulations thereunder, as amended from time to time.

                  "Common Stock" means the common stock, par value $0.01 per share, of the Company and shall include both treasury shares and authorized but unissued shares and shall also include any security of the Company issued in substitution, in exchange for, or in lieu of the common stock.

                  "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, as amended from time to time.

                  "Fair Market Value" means the closing price of the Common Stock, on the relevant date as reported on the NASDAQ National Market, or if no such trading in the common stock shall have taken place on that day, on the last preceding day on which there was such trading in the common stock.

                  "Retirement" and "Retire" means the termination of employment on or after the date the Participant is entitled to receive immediate payments under a qualified retirement plan of the Company or an Affiliate; provided, however, if the Participant is not eligible to participate under a qualified retirement plan of the Company or its Affiliates then such Participant shall be deemed to have retired if his termination of employment is on or after the date such Participant has attained age 55.

                  "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations thereunder, as amended from time to time.

14. Option Not A Service Contract. This option is not an employment contract and nothing in this option shall be deemed to create in any way whatsoever any obligation on Optionee's part to continue in the employ of the Company, or of the Company to continue Optionee's employment with the Company. In addition, nothing in this option shall obligate the Company or any Affiliate, or their respective shareholders, Boards of Directors, officers or employees to continue any relationship which Optionee might have as a director or consultant for the Company or Affiliate.

     By receiving this option, Optionee shall not acquire any right to compensation or damages in consequence of the termination of Optionee's office or employment for any reason whatsoever insofar as such rights may be claimed to have otherwise arisen as a result of Optionee's ceasing to have any rights (actual or prospective) under, or to be entitled to exercise, this option as a result of such termination.

15. Amendment of the Option. The Board at any time, and from time to time, may amend the terms of this option; provided, however, that the rights under this option shall not be impaired by any such amendment unless the Company requests Optionee's consent and Optionee consents in writing.

16. Notices. Any notices provided for in this option shall be given in writing and shall be deemed effectively given upon receipt or, in the case of notices delivered by the Company to Optionee, five (5) days after deposit in the United States mail, postage prepaid, addressed to Optionee at his last known home address or at such other address as Optionee hereafter designates by written notice to the Company.

17. Choice of Law. This option shall be governed by, and construed in accordance with the laws of the State of Delaware, as such laws are applied to contracts entered into and performed in such State.

18. Governing Authority. This option is subject to all interpretations, amendments, rules and regulations which may from time to time be promulgated and adopted by the Company. This authority shall be exercised by the Board, or by a committee of one or more members of the Board in the event that the Board delegates its authority to a committee. The Board, in the exercise of this authority, may correct any defect, omission or inconsistency in this option in a manner and to the extent the Board shall deem necessary or desirable to make this option fully effective. References to the Board also include any committee appointed by the Board to administer and interpret this option. Any interpretations, amendments, rules and regulations promulgated by the Board shall be final and binding upon the Company and its successors in interest as well as Optionee and his heirs, assigns, and other successors in interest.

19. Counterparts. This stock option agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but all of which taken together will constitute one and the same agreement.

20. Binding Effect. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, administrators, successors and assigns.

         In Witness Whereof, the parties hereto have executed this Agreement as of the date set forth above.

Attest:                                                       SSE Telecom, Inc.



                                                              By:
Secretary                                                     Leon F. Blachowicz

Witness:                                                      Optionee:

                                                                    EXHIBIT 10.3

11 May 1999

Mr. Frank S. Trumbower
President
Cambridge Technology Partners, Inc.
1430 Spring Hill Road, Suite 200
McLean, VA 22102

Dear Mr. Trumbower,

On behalf of the Board of Directors of SSE Telecom, Inc., ("The Company") I am pleased to confirm our offer of employment by The Company as Board Member, Chairman of the Board, ex-officio member of the Nominating, Compensation and Audit committees of the Board and consultant to The Company in the development and implementation of its new positioning as a provider of Satellite Internet solutions. This arrangement is "at will" and as we agreed, will take a substantial amount of your time (approximately half-time).
As inducement to your acceptance of this offer, The Company offers the following:

1. An option to purchase 100,000 shares of SSET stock at a price of $1.50 per share, vesting to be over four years, in accordance with the approved option plan documents.

2. The Company agrees to sell to you, and you agree to buy from The Company, unregistered stock in the amount of 50,000 shares at the closing price of SSET on the NASDAQ exchange on May 6th, 1999 ($1.1875 per share).

3. The Company agrees to reimburse you for all necessary and reasonable expenses incurred by you in the performance of your Board and consulting duties.

On behalf of The Company and its Board, I welcome you to SSE Telcom.

Very truly yours,
Lee Blachowicz                                         Accepted:
President and CEO

                                                     ---------------------------
                                                     Frank S. Trumbower    Date

                                                                    EXHIBIT 10.4

                                    SUBLEASE AGREEMENT

This Sublease Agreement ("Sublease") is made and entered into this 6th day of July, 1999, by and between SSE Technologies Inc., a Delaware corporation with its principal business offices at 47823 Westinghouse Drive, Fremont, California 94539 ("SUBLANDLORD") and StreamSoft, Inc. a California corporation, with its principal offices at 48511 Warm Springs Blvd., Fremont, California 94539 ("SUBTENANT").


RECITALS

         A. Whereas, Warms Springs Associates II hereinafter called "MASTER LANDLORD", and SUBLANDLORD have entered into that certain Lease Agreement dated February 19, 1991 as amended by that certain Fourth Amendment, hereinafter ("Master Lease"), a copy of which is attached hereto as Exhibit A, pursuant to which SUBLANDLORD has leased from MASTER LANDLORD a building ("Building") and other real property ("Property") located at 47823,47829, and 47835 Westinghouse Drive, Fremont, California 94539.

         B. Whereas, SUBLANDLORD desires to lease to SUBTENANT a portion of the Building leased by MASTER LANDLORD to SUBLANDLORD, and SUBTENANT desires to lease a portion of the Building from SUBLANDLORD.

         C. Whereas, MASTER LANDLORD desires to consent to the Sublease by executing the "Sixth Amendment" to the Master Lease shown as Exhibit C.

                   THEREFORE, SUBLANDLORD AND SUBTENANT agree as follows:

         1. Premises. Subject to the terms, conditions, and covenants set forth in this Sublease, SUBLANDLORD hereby leases to SUBTENANT and SUBTENANT hereby leases from SUBLANDLORD, approximately 4,842 square feet in the Building at 47835 Westinghouse Drive ("Premises"). The Premises are shown on the attached Exhibit B, which by this reference is incorporated herein.

         2. Term. The initial term of the Sublease will cover the period beginning August 1, 1999 through June 30, 2001. If SUBTENANT wishes to extend the term of the initial lease period they must notifying the SUBLANDLORD in writing, of their desire to extend said lease at least 90 (ninety) days prior to the end of any lease period. SUBTENANT will be granted first right of refusal from the SUBLANDLORD pursuant to the SUBLANDLORD's requirements for a following time period to be determined, if the SUBTENANT is not and has not been in default of this agreement.

         3. Rent. SUBTENANT shall pay to SUBLANDLORD all Basic Rent as defined below for the Premises according to the following schedule:

                           Initial Term 1: 8/1/99-6/30/00     $3,438/month
                                           7/1/00-6/30/01     $3,535/month

                   All such Basic Rent shall be payable in advance on the first day of each calendar month during the Term. SUBTENANT shall deposit with SUBLANDLORD upon execution of this Sublease the sum of Three Thousand Five Hundred and Thirty-eight Dollars ($3,438) as Basic Rent for the first period that Basic Rent is due under this Sublease, namely August 1, 1999 through August 31, 1999. In addition to said Basic Rent, SUBTENANT shall pay its pro rata share, which represents 9.4% of the building's total space occupied by SUBTENANT, of all charges, costs and expense obligations defined as Additional Rent as set forth in Paragraph 12.2 of said MASTER LEASE. The current charge for Additional Rent is Eight Hundred and Sixty Seven Dollars ($860) per calendar month. This amount is subject to adjustment as the amount paid by the SUBLANDLORD is adjusted. All Basic and Additional Rent ("Rent") shall be paid to SUBLANDLORD at its address indicated below:

                                            SSE Telecom, Inc.
                                            47823 Westinghouse Drive
                                            Fremont, California 94539

                   Rent shall be payable without notice or demand and without any deduction, offset, or abatement. Rent payable for any portion of a calendar month shall be a pro rata portion of the installment payable for a full calendar month.

         4.        Security Deposit. A Security Deposit of $4500 is required.

         5. Late Charge. SUBTENANT shall pay to SUBLANDLORD as Additional Rent, a late charge equal to five percent (5%) of any installment of Basic Rent which is not received by SUBLANDLORD within ten (10) days after the due date for such installment.

         6. Use. SUBTENANT shall use the Premises only for general offices, research and development, light manufacturing, storage and for no other purposes. SUBTENANT shall not permit the premises or any part thereof to be used for any purpose or use in violation of any law or ordinance, or of the regulation of any governmental authority, or in any manner that will constitute a nuisance. SUBTENANT shall not allow any use in violation of any existing restriction on the Premises. SUBTENANT shall conform its use of the Premises in every respect to all laws, statutes, ordinances, and regulations now enforced or hereafter enacted affecting the use of occupancy of the Premises.

         7.        Acceptance of Premises.  SUBTENANT acknowledges that the
                   Premises contain certain existing tenant improvements   with
                   which SUBTENANT is familiar. SUBTENANT agrees that its act of taking possession of the Premises will constitute its acknowledgment and acceptance that the Premises are in rentable and good condition. SUBTENANT is subleasing the subject Premises strictly on an "as is" basis, and that SUBLANDLORD makes no representation or warranties relating to the suitability of the Premises for SUBTENANT's intended use or whether said Premises are in compliance with all applicable building codes, governmental laws, statues, ordinances and regulations (e.g. ADA and Title 24 statutes and laws).

         8. Parking. Twenty-two (22) parking spaces will be made available per separate agreement.

         9. Incorporation of Master Lease, Assumption, Termination of Master Lease.

                   9.1 This Sublease is expressly subject and subordinate to the terms and conditions of "The Master Lease" attached hereto as Exhibit A. All terms and conditions of the Master Lease are incorporated herein and are deemed a part of this Sublease. References to Landlord and Tenant in the Master Lease shall, for purposes of this Sublease, be deemed to refer to both MASTER LANDLORD and SUBLANDLORD, and SUBTENANT, respectively.

                   9.2 Except as otherwise provided herein, SUBTENANT hereby expressly assumes and agrees to perform and comply with all obligations required to be kept or performed by SUBLANDLORD pursuant to the provisions of the Master Lease. SUBTENANT shall not commit or permit to be committed on the Premises any act or omission which shall violate any terms or condition of the Master Lease. SUBTENANT agrees to indemnify, defend, and hold harmless SUBLANDLORD from any and all claims, damages, costs, and expenses (including reasonable attorney's fees) with respect to SUBTENANT's non-performance or non-observance of any such term and condition.

                   9.3 If the Master Lease is terminated, this Sublease shall terminate simultaneously and the SUBLANDLORD and SUBTENANT shall thereafter be released from all obligations under this Sublease, and SUBLANDLORD shall refund to SUBTENANT any unreturned Rent paid in advance, except as otherwise provided in this Sublease.

         10. Utilities/Services. SUBTENANT shall obtain, contract for, and pay 100% of all expenses relating to its personal electronic communications, data and telephone services, its private security systems, trash, and janitorial services provided to the SUBTENANT's Premises.

         11. Obligations of SUBLANDLORD. SUBLANDLORD agrees to maintain the Master Lease during the Term of this Sublease, subject, however, to any termination of the Master Lease without the fault of SUBLANDLORD. SUBLANDLORD agrees to comply with or perform all of its obligations under the Master Lease that SUBTENANT has not assumed under this Sublease. Provided, however, SUBLANDLORD, does not assume the obligations required to be kept or performed by the MASTER LANDLORD under the Master Lease.
         12. Alterations, Additions or Improvements. Except as otherwise provided for in the Master Lease, SUBTENANT shall not make any alterations, additions or improvements on or to the Premises without first obtaining the written consent of SUBLANDLORD, which SUBLANDLORD may withhold in its absolute and sole discretion. All permitted alterations, additions and improvements shall be made at the sole expense of SUBTENANT. At the expiration of the sublease term, SUBTENANT may be required to remove any improvements at 47829 Westinghouse Drive at the discretion of both SUBLANDLORD and MASTER LANDLORD. Should SUBLANDLORD desire to retain any or all of the improvements to the premises as SUBTENANT vacates it, then SUBLANDLORD will assume the obligation of the SUBTENANT to restore the premises to their original condition and to the reasonable satisfaction of the MASTER LANDLORD. SUBTENANT shall keep the Premises free and clear from all liens arising out of any work performed, materials furnished or obligations incurred by SUBTENANT.

                  12.1 SUBTENANT's Alterations. Anything to the contrary contained herein notwithstanding, SUBLANDLORD and SUBTENANT will investigate the feasibility of installing an awning to cover the brick walkway along the front of the building. The final design and expense of the awning will be mutually agreed to by both SUBLANDLORD and TENANT with final approval from the MASTER LANDLORD. Upon MASTER LANDLORD's approval, the purchase and installation of said awning will be at SUBTENANT's sole expense. Periodic cleaning and maintenance of said awning, including removal at the end of SUBLANDLORD's lease, will be at SUBLANDLORD's sole expense.

         13. Signs. SUBTENANT shall not be entitled to place or install any additional signs about the subject Premises without obtaining SUBLANDLORD's prior written consent, which may be given or withheld in SUBLANDLORD's sole discretion.

         14. Hazardous Materials. Notwithstanding anything contained in Paragraph 44 of the Master Lease, SUBTENANT shall not be entitled to use or store any Hazardous Materials or Substances on or about the Subject Premises without first obtaining the express written consent of SUBLANDLORD, which may be given or withheld in SUBLANDLORD's absolute and sole discretion.
         15. Consent of Master Landlord. This sublease is made and entered into with the full knowledge and agreement of MASTER LANDLORD, who consented to this sublease by executing an amendment to the Master Lease on July 6, 1999.





         IN WITNESS WHEREOF, the parties have executed this Sublease Agreement on the date indicated below.

         SSE Technologies, Inc.                            StreamSoft, Inc.
         (SUBLANDLORD)                                       (SUBTENANT)

         BY_____________________________     BY_____________________________

         Date: __________________________   Date: ___________________________

                                                                    EXHIBIT 10.5


                                 SIXTH AMENDMENT

This Sixth Amendment to Lease ("Amendment") is entered into as of July 6, 1999 by and between WARM SPRINGS ASSOCIATES II, a California General Partnership, herein referred to as "Landlord" and SSE Technologies, Inc., a Delaware Corporation, herein referred to as "Tenant".

                                    RECITALS

WHEREAS, Landlord and Tenant entered into a Net Lease Agreement dated February 19, 1991, and further modified by First Amendment to Lease dated March 21, 1991, and further modified by Second Amendment to Lease dated March 28, 1991, and further modified by Third Amendment to Lease dated August 7, 1995, and further modified by Fourth Amendment to Lease dated January 5, 1996 and again further modified by Fifth Amendment to Lease dated February 23, 1999, hereinafter referred to as the "Lease", for the premises commonly known as 47823 Westinghouse Drive, Fremont, California, more fully described in the Lease.


AGREEMENT

Landlord hereby acknowledges and consents to StreamSoft, Inc. subleasing from SSE Technologies approximately 4,842 square feet at 47835 Westinghouse Drive, Fremont, CA.

EXCEPT AS MODIFIED HEREIN, all other terms, covenants and conditions of said Lease remain in full force and effect and unmodified.

IN WITNESS WHEREOF, Landlord and Tenant have executed this Sixth Amendment to Lease as of the day and year set forth below.

LANDLORD                                    TENANT
WARM SPRINGS ASSOCIATES II,         SSE TECHNOLOGIES, INC.,
a California General Partnership            a Delaware Corporation

By________________________          By_______________________
Its General Partner                 Its _______________________

Date: 7/13/99                       Date: _____________________

                                                                    EXHIBIT 10.6

                               Silicon Valley Bank
                           Loan and Security Agreement

Borrower:         SSE Telecom, Inc.
Address: 47823 Westinghouse Drive
                  Fremont, California  94539

Date:             July 30, 1999

THIS LOAN AND SECURITY AGREEMENT is entered into on the above date between SILICON VALLEY BANK, COMMERCIAL FINANCE DIVISION ("Silicon"), whose address is 3003 Tasman Drive, Santa Clara, California 95054 and the borrower(s) named above (jointly and severally, the "Borrower"), whose chief executive office is located at the above address ("Borrower's Address"). The Schedule to this Agreement (the "Schedule") shall for all purposes be deemed to be a part of this Agreement, and the same is an integral part of this Agreement. (Definitions of certain terms used in this Agreement are set forth in Section 8 below.)


1.   LOANS.
   1.1 Loans. Silicon will make loans to Borrower (the "Loans"), in amounts determined by Silicon in its good faith business judgement, up to the amounts (the "Credit Limit") shown on the Schedule, provided no Default or Event of Default has occurred and is continuing, and subject to deduction of any Reserves for accrued interest and such other Reserves as Silicon deems proper from time to time.

   1.2 Interest. All Loans and all other monetary Obligations shall bear interest at the rate shown on the Schedule, except where expressly set forth to the contrary in this Agreement. Interest shall be payable monthly, on the last day of the month. Interest may, in Silicon's discretion, be charged to Borrower's loan account, and the same shall thereafter bear interest at the same rate as the other Loans. Silicon may, in its discretion, charge interest to Borrower's Deposit Accounts maintained with Silicon.

   1.3 Overadvances. If at any time or for any reason the total of all outstanding Loans and all other Obligations exceeds the Credit Limit (an "Overadvance"), Borrower shall immediately pay the amount of the excess to Silicon, without notice or demand. Without limiting Borrower's obligation to repay to Silicon on demand the amount of any Overadvance, Borrower agrees to pay Silicon interest on the outstanding amount of any Overadvance, on demand, at a rate equal to the interest rate which would otherwise be applicable to the Overadvance, plus an additional 2% per annum.

   1.4 Fees. Borrower shall pay Silicon the fee(s) shown on the Schedule, which are in addition to all interest and other sums payable to Silicon and are not refundable.

   1.5  Letters of Credit.  [Not Applicable]


2.  SECURITY INTEREST.
   2.1 Security Interest. To secure the payment and performance of all of the Obligations when due, Borrower hereby grants to Silicon a security interest in all of Borrower's interest in the following, whether now owned or hereafter acquired, and wherever located: All Inventory, Equipment, Receivables, and General Intangibles, including, without limitation, all of Borrower's Deposit Accounts, and all money, and all property now or at any time in the future in Silicon's possession (including claims and credit balances), and all proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), all products and all books and records related to any of the foregoing (all of the foregoing, together with all other property in which Silicon may now or in the future be granted a lien or security interest, is referred to herein, collectively, as the "Collateral").


3. REPRESENTATIONS, WARRANTIES AND COVENANTS OF THE BORROWER.
   In order to induce Silicon to enter into this Agreement and to make Loans, Borrower represents and warrants to Silicon as follows, and Borrower covenants that the following representations will continue to be true, and that Borrower will at all times comply with all of the following covenants:

   3.1 Corporate Existence and Authority. Borrower, if a corporation, is and will continue to be, duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation. Borrower is and will continue to be qualified and licensed to do business in all jurisdictions in which any failure to do so would have a material adverse effect on Borrower. The execution, delivery and performance by Borrower of this Agreement, and all other documents contemplated hereby (i) have been duly and validly authorized, (ii) are enforceable against Borrower in accordance with their terms (except as enforcement may be limited by equitable principles and by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to creditors' rights generally), and (iii) do not violate Borrower's articles or certificate of incorporation, or Borrower's by-laws, or any law or any material agreement or instrument which is binding upon Borrower or its property, and (iv) do not constitute grounds for acceleration of any material indebtedness or obligation under any material agreement or instrument which is binding upon Borrower or its property.

   3.2 Name; Trade Names and Styles. The name of Borrower set forth in the heading to this Agreement is its correct name. Listed on the Schedule are all prior names of Borrower and all of Borrower's present and prior trade names. Borrower shall give Silicon 30 days' prior written notice before changing its name or doing business under any other name. Borrower has complied, and will in the future comply, with all laws relating to the conduct of business under a fictitious business name.

   3.3 Place of Business; Location of Collateral. The address set forth in the heading to this Agreement is Borrower's chief executive office. In addition, Borrower has places of business and Collateral is located only at the locations set forth on the Schedule. Borrower will give Silicon at least 30 days prior written notice before opening any additional place of business, changing its chief executive office, or moving any of the Collateral to a location other than Borrower's Address or one of the locations set forth on the Schedule.

   3.4 Title to Collateral; Permitted Liens. Borrower is now, and will at all times in the future be, the sole owner of all the Collateral, except for items of Equipment which are leased by Borrower. The Collateral now is and will remain free and clear of any and all liens, charges, security interests, encumbrances and adverse claims, except for Permitted Liens. Silicon now has, and will continue to have, a first-priority perfected and enforceable security interest in all of the Collateral, subject only to the Permitted Liens, and Borrower will at all times defend Silicon and the Collateral against all claims of others. None of the Collateral now is or will be affixed to any real property in such a manner, or with such intent, as to become a fixture. Borrower is not and will not become a lessee under any real property lease pursuant to which the lessor may obtain any rights in any of the Collateral and no such lease now prohibits, restrains, impairs or will prohibit, restrain or impair Borrower's right to remove any Collateral from the leased premises. Whenever any Collateral is located upon premises in which any third party has an interest (whether as owner, mortgagee, beneficiary under a deed of trust, lien or otherwise), Borrower shall, whenever requested by Silicon, use its best efforts to cause such third party to execute and deliver to Silicon, in form *acceptable to Silicon, such waivers and subordinations as Silicon shall specify, so as to ensure that Silicon's rights in the Collateral are, and will continue to be, superior to the rights of any such third party. Borrower will keep in full force and effect, and will comply with all the terms of, any lease of real property where any of the Collateral now or in the future may be located.

   *reasonably

   3.5 Maintenance of Collateral. Borrower will maintain the Collateral in good working condition, and Borrower will not use the Collateral for any unlawful purpose. Borrower will immediately advise Silicon in writing of any material loss or damage to the Collateral.

   3.6 Books and Records. Borrower has maintained and will maintain at Borrower's Address complete and accurate books and records, comprising an accounting system in accordance with generally accepted accounting principles.

   3.7 Financial Condition, Statements and Reports. All financial statements now or in the future delivered to Silicon have been, and will be, prepared in conformity with generally accepted accounting principles and now and in the future will completely and accurately reflect the financial condition of Borrower, at the times and for the periods therein stated. Between the last date covered by any such statement provided to Silicon and the date hereof, there has been no material adverse change in the financial condition or business of Borrower. Borrower is now and will continue to be solvent.

   3.8 Tax Returns and Payments; Pension Contributions. Borrower has timely filed, and will timely file, all tax returns and reports required by foreign, federal, state and local law, and Borrower has timely paid, and will timely pay, all foreign, federal, state and local taxes, assessments, deposits and contributions now or in the future owed by Borrower. Borrower may, however, defer payment of any contested taxes, provided that Borrower (i) in good faith contests Borrower's obligation to pay the taxes by appropriate proceedings promptly and diligently instituted and conducted, (ii) notifies Silicon in writing of the commencement of, and any material development in, the proceedings, and (iii) posts bonds or takes any other steps required to keep the contested taxes from becoming a lien upon any of the Collateral. Borrower is unaware of any claims or adjustments proposed for any of Borrower's prior tax years which could result in additional taxes becoming due and payable by Borrower. Borrower has paid, and shall continue to pay all amounts necessary to fund all present and future pension, profit sharing and deferred compensation plans in accordance with their terms, and Borrower has not and will not withdraw from participation in, permit partial or complete termination of, or permit the occurrence of any other event with respect to, any such plan which could result in any liability of Borrower, including any liability to the Pension Benefit
Guaranty Corporation or its successors or any other governmental agency. Borrower shall, at all times, utilize the services of an outside payroll service providing for the automatic deposit of all payroll taxes payable by Borrower.

   3.9 Compliance with Law. Borrower has complied, and will comply, in all material respects, with all provisions of all foreign, federal, state and local laws and regulations relating to Borrower, including, but not limited to, those relating to Borrower's ownership of real or personal property, the conduct and licensing of Borrower's business, and all environmental matters.

   3.10 Litigation. Except as disclosed in the Schedule, there is no claim, suit, litigation, proceeding or investigation pending or (to best of Borrower's knowledge) threatened by or against or affecting Borrower in any court or before any governmental agency (or any basis therefor known to Borrower) which may result, either separately or in the aggregate, in any material adverse change in the financial condition or business of Borrower, or in any material impairment in the ability of Borrower to carry on its business in substantially the same manner as it is now being conducted. Borrower will promptly inform Silicon in writing of any claim, proceeding, litigation or investigation in the future threatened or instituted by or against Borrower involving any single claim of $50,000 or more, or involving $100,000 or more in the aggregate.

   3.11 Use of Proceeds. All proceeds of all Loans shall be used solely for lawful business purposes. Borrower is not purchasing or carrying any "margin stock" (as defined in Regulation U of the Board of Governors of the Federal Reserve System) and no part of the proceeds of any Loan will be used to purchase or carry any "margin stock" or to extend credit to others for the purpose of purchasing or carrying any "margin stock."


4.  Receivables.
   4.1 Representations Relating to Receivables. Borrower represents and warrants to Silicon as follows: Each Receivable with respect to which Loans are requested by Borrower shall, on the date each Loan is requested and made, (i) represent an undisputed bona fide existing unconditional obligation of the Account Debtor created by the sale, delivery, and acceptance of goods or the rendition of services in the ordinary course of Borrower's business, and (ii) meet the Minimum Eligibility Requirements set forth in Section 8 below.

   4.2 Representations Relating to Documents and Legal Compliance. Borrower represents and warrants to Silicon as follows: All statements made and all unpaid balances appearing in all invoices, instruments and other documents evidencing the Receivables are and shall be true and correct and all such invoices, instruments and other documents and all of Borrower's books and records are and shall be genuine and in all respects what they purport to be, and all signatories and endorsers have the capacity to contract. All sales and other transactions underlying or giving rise to each Receivable shall fully comply with all applicable laws and governmental rules and regulations. All signatures and endorsements on all documents, instruments, and agreements relating to all Receivables are and shall be genuine, and all such documents, instruments and agreements are and shall be legally enforceable in accordance with their terms.

   4.3 Schedules and Documents relating to Receivables. Borrower shall deliver to Silicon transaction reports and loan requests, schedules and assignments of all Receivables, and schedules of collections, all on Silicon's standard forms; provided, however, that Borrower's failure to execute and deliver the same shall not affect or limit Silicon's security interest and other rights in all of Borrower's Receivables, nor shall Silicon's failure to advance or lend against a specific Receivable affect or limit Silicon's security interest and other rights therein. Loan requests received after 12:00 Noon will not be considered by Silicon until the next Business Day. Together with each such schedule and assignment, or later if requested by Silicon, Borrower shall furnish Silicon with copies (or, at Silicon's request, originals) of all contracts, orders, invoices, and other similar documents, and all original shipping instructions, delivery receipts, bills of lading, and other evidence of delivery, for any goods the sale or disposition of which gave rise to such Receivables, and Borrower warrants the genuineness of all of the foregoing. Borrower shall also furnish to Silicon an aged accounts receivable trial balance in such form and at such intervals as Silicon shall request. In addition, Borrower shall deliver to Silicon the originals of all instruments, chattel paper, security agreements, guarantees and other documents and property evidencing or securing any Receivables, immediately upon receipt thereof and in the same form as received, with all necessary endorsements, all of which shall be with recourse. Borrower shall also provide Silicon with copies of all credit memos within two days after the date issued.

   4.4 Collection of Receivables. Borrower shall have the right to collect all Receivables, unless and until a Default or an Event of Default has occurred*. Borrower shall hold all payments on, and proceeds of, Receivables in trust for Silicon, and Borrower shall immediately deliver all such payments and proceeds to Silicon in their original form, duly endorsed in blank, to be applied to the Obligations in such order as Silicon shall determine. Silicon may, in its discretion, require that all proceeds of Collateral be deposited by Borrower into a lockbox account, or such other "blocked account" as Silicon may specify, pursuant to a blocked account agreement in such form as Silicon may specify.
Silicon or its designee may, at any time, notify Account Debtors that the Receivables have been assigned to Silicon.

   *and is continuing

   4.5. Remittance of Proceeds. All proceeds arising from the disposition of any Collateral shall be delivered, in kind, by Borrower to Silicon in the original form in which received by Borrower not later than the following Business Day after receipt by Borrower, to be applied to the Obligations in such order as Silicon shall determine; provided that, if no Default or Event of Default has occurred, Borrower shall not be obligated to remit to Silicon the proceeds of the sale of worn out or obsolete equipment disposed of by Borrower in good faith in an arm's length transaction for an aggregate purchase price of $25,000 or less (for all such transactions in any fiscal year). Borrower agrees that it will not commingle proceeds of Collateral with any of Borrower's other funds or property, but will hold such proceeds separate and apart from such other funds and property and in an express trust for Silicon. Nothing in this Section limits the restrictions on disposition of Collateral set forth elsewhere in this Agreement.

   4.6 Disputes. Borrower shall notify Silicon promptly of all disputes or claims relating to Receivables. Borrower shall not forgive (completely or partially), compromise or settle any Receivable for less than payment in full, or agree to do any of the foregoing, except that Borrower may do so, provided that: (i) Borrower does so in good faith, in a commercially reasonable manner, in the ordinary course of business, and in arm's length transactions, which are reported to Silicon on the regular reports provided to Silicon; (ii) no Default or Event of Default has occurred and is continuing; and (iii) taking into account all such discounts settlements and forgiveness, the total outstanding Loans will not exceed the Credit Limit. Silicon may, at any time after the occurrence of an Event of Default, settle or adjust disputes or claims directly with Account Debtors for amounts and upon terms which Silicon considers advisable in its reasonable credit judgment and, in all cases, Silicon shall credit Borrower's Loan account with only the net amounts received by Silicon in payment of any Receivables.

   4.7 Returns. Provided no Event of Default has occurred and is continuing, if any Account Debtor returns any Inventory to Borrower in the ordinary course of its business, Borrower shall promptly determine the reason for such return and promptly issue a credit memorandum to the Account Debtor in the appropriate amount (sending a copy to Silicon). In the event any attempted return occurs after the occurrence of any Event of Default, Borrower shall (i) hold the returned Inventory in trust for Silicon, (ii) segregate all returned Inventory from all of Borrower's other property, (iii) conspicuously label the returned Inventory as Silicon's property, and (iv) immediately notify Silicon of the return of any Inventory, specifying the reason for such return, the location and condition of the returned Inventory, and on Silicon's request deliver such returned Inventory to Silicon.

   4.8 Verification. Silicon may, from time to time, verify directly with the respective Account Debtors the validity, amount and other matters relating to the Receivables, by means of mail, telephone or otherwise, either in the name of Borrower or Silicon or such other name as Silicon may choose.

   4.9 No Liability. Silicon shall not under any circumstances be responsible or liable for any shortage or discrepancy in, damage to, or loss or destruction of, any goods, the sale or other disposition of which gives rise to a Receivable, or for any error, act, omission, or delay of any kind occurring in the settlement, failure to settle, collection or failure to collect any Receivable, or for settling any Receivable in good faith for less than the full amount thereof, nor shall Silicon be deemed to be responsible for any of Borrower's obligations under any contract or agreement giving rise to a Receivable. Nothing herein shall, however, relieve Silicon from liability for its own gross negligence or willful misconduct.


5.  ADDITIONAL DUTIES OF THE BORROWER.
   5.1 Financial and Other Covenants. Borrower shall at all times comply with the financial and other covenants set forth in the Schedule.

   5.2 Insurance. Borrower shall, at all times insure all of the tangible personal property Collateral and carry such other business insurance, with insurers reasonably acceptable to Silicon, in such form and amounts as Silicon may reasonably require, and Borrower shall provide evidence of such insurance to Silicon, so that Silicon is satisfied that such insurance is, at all times, in full force and effect. All such insurance policies shall name Silicon as an additional loss payee, and shall contain a lenders loss payee endorsement in form reasonably acceptable to Silicon. Upon receipt of the proceeds of any such insurance, Silicon shall apply such proceeds in reduction of the Obligations as Silicon shall determine in its sole discretion, except that, provided no Default or Event of Default has occurred and is continuing, Silicon shall release to Borrower insurance proceeds with respect to Equipment totaling less than $100,000, which shall be utilized by Borrower for the replacement of the Equipment with respect to which the insurance proceeds were paid. Silicon may require reasonable assurance that the insurance proceeds so released will be so used. If Borrower fails to provide or pay for any insurance, Silicon may, but is not obligated to, obtain the same at Borrower's expense. Borrower shall promptly deliver to Silicon copies of all reports made to insurance companies.

   5.3 Reports. Borrower, at its expense, shall provide Silicon with the written reports set forth in the Schedule, and such other written reports with respect to Borrower (including budgets, sales projections, operating plans and other financial documentation), as Silicon shall from time to time reasonably specify.

   5.4 Access to Collateral, Books and Records. At reasonable times, and on one Business Day's notice, Silicon, or its agents, shall have the right to inspect the Collateral, and the right to audit and copy Borrower's books and records. Silicon shall take reasonable steps to keep confidential all information obtained in any such inspection or audit, but Silicon shall have the right to disclose any such information to its auditors, regulatory agencies, and attorneys, and pursuant to any subpoena or other legal process. The foregoing inspections and audits shall be at Borrower's expense and the charge therefor shall be $500 per person per day plus reasonable out of pocket expenses. Borrower will not enter into any agreement with any accounting firm, service bureau or third party to store Borrower's books or records at any location other than Borrower's Address, without first obtaining Silicon's written consent, which may be conditioned upon such accounting firm, service bureau or other third party agreeing to give Silicon the same rights with respect to access to books and records and related rights as Silicon has under this Loan Agreement. *Borrower waives the benefit of any accountant-client privilege or other evidentiary privilege precluding or limiting the disclosure, divulgence or delivery of any of its books and records (except that Borrower does not waive any attorney-client privilege).

   *With respect to Silicon,

   5.5 Negative Covenants. Except as may be permitted in the Schedule, Borrower shall not, without Silicon's prior written consent, do any of the following: (i) merge or consolidate with another corporation or entity; (ii) acquire any assets, except in the ordinary course of business; (iii) enter into any other transaction outside the ordinary course of business*; (iv) sell or transfer any Collateral, except for the sale of finished Inventory in the ordinary course of Borrower's business, and except for the sale of obsolete or unneeded Equipment in the ordinary course of business**; (v) store any Inventory or other Collateral with any warehouseman or other third party; (vi) sell any Inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis;
(vii) make any loans of any money or other assets; (viii) incur any debts, outside the ordinary course of business***, which would have a material, adverse effect on Borrower or on the prospect of repayment of the Obligations; (ix) guarantee or otherwise become liable with respect to the obligations of another party or entity; (x) pay or declare any dividends on Borrower's stock (except for dividends payable solely in stock of Borrower); (xi) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of Borrower's stock****; (xii) make any change in Borrower's capital structure which would have a material adverse effect on Borrower or on the prospect of repayment of the Obligations; or (xiii) dissolve or elect to dissolve. Transactions permitted by the foregoing provisions of this Section are only permitted if no Default or Event of Default would occur as a result of such transaction.

   *except as permitted herein

   **and except for the 37,768 shares of Echostar Communications, Inc. which shares are owned by Borrower

   ***,except for Permitted Liens

   ****except that Borrower may repurchase shares of Borrower's stock pursuant to any employee stock purchase or benefit plan, provided that the total amount paid by Borrower for such stock does not exceed $100,000 in any fiscal year, provided, further, that, after giving effect thereto, no Event of Default has occurred and no event has occurred which, with notice or passage of time or both, would constitute an Event of Default

   5.6 Litigation Cooperation. Should any third-party suit or proceeding be instituted by or against Silicon with respect to any Collateral or in any manner relating to Borrower, Borrower shall, without expense to Silicon, make available Borrower and its officers, employees and agents and Borrower's books and records, to the extent that Silicon may deem them reasonably necessary in order to prosecute or defend any such suit or proceeding.

   5.7 Further Assurances. Borrower agrees, at its expense, on request by Silicon, to execute all documents and take all actions, as Silicon, may deem reasonably necessary or useful in order to perfect and maintain Silicon's perfected security interest in the Collateral, and in order to fully consummate the transactions contemplated by this Agreement.


6.   TERM.
   6.1 Maturity Date. This Agreement shall continue in effect until the maturity date set forth on the Schedule (the "Maturity Date"), subject to Section 6.3 below*.

   *; provided that the Maturity Date shall automatically be extended, and this Agreement shall automatically and continuously renew, for successive additional terms of one year each, unless one party gives written notice to the other, not less than sixty days prior to the next Maturity Date, that such party elects to terminate this Agreement effective on the next Maturity Date

   6.2 Early Termination. This Agreement may be terminated prior to the Maturity Date as follows: (i) by Borrower, effective three Business Days after written notice of termination is given to Silicon; or (ii) by Silicon at any time after the occurrence of an Event of Default, without notice, effective immediately. If this Agreement is terminated by Borrower or by Silicon under this Section 6.2, Borrower shall pay to Silicon a termination fee in an amount equal to one percent (1.0%) of the Maximum Credit Limit, provided that no termination fee shall be charged if the credit facility hereunder is replaced with a new facility from another division of Silicon Valley Bank. The termination fee shall be due and payable on the effective date of termination and thereafter shall bear interest at a rate equal to the highest rate applicable to any of the Obligations.

   6.3 Payment of Obligations. On the Maturity Date or on any earlier effective date of termination, Borrower shall pay and perform in full all Obligations, whether evidenced by installment notes or otherwise, and whether or not all or any part of such Obligations are otherwise then due and payable. Without limiting the generality of the foregoing, if on the Maturity Date, or on any earlier effective date of termination, there are any outstanding Letters of Credit issued by Silicon or issued by another institution based upon an application, guarantee, indemnity or similar agreement on the part of Silicon, then on such date Borrower shall provide to Silicon cash collateral in an amount equal to the face amount of all such Letters of Credit plus all interest, fees and cost due or to become due in connection therewith, to secure all of the Obligations relating to said Letters of Credit, pursuant to Silicon's then standard form cash pledge agreement. Notwithstanding any termination of this Agreement, all of Silicon's security interests in all of the Collateral and all of the terms and provisions of this Agreement shall continue in full force and effect until all Obligations have been paid and performed in full; provided that, without limiting the fact that Loans are subject to the discretion of Silicon, Silicon may, in its sole discretion, refuse to make any further Loans after termination. No termination shall in any way affect or impair any right or remedy of Silicon, nor shall any such termination relieve Borrower of any Obligation to Silicon, until all of the Obligations have been paid and performed in full. Upon payment and performance in full of all the Obligations and termination of this Agreement, Silicon shall promptly deliver to Borrower termination statements, requests for reconveyances and such other documents as may be required to fully terminate Silicon's security interests.


7.  EVENTS OF DEFAULT AND REMEDIES.
   7.1 Events of Default. The occurrence of any of the following events shall constitute an "Event of Default" under this Agreement, and Borrower shall give Silicon immediate written notice thereof: (a) Any warranty, representation, statement, report or certificate made or delivered to Silicon by Borrower or any of Borrower's officers, employees or agents, now or in the future, shall be untrue or misleading in a material respect*; or (b) Borrower shall fail to pay when due any Loan or any interest thereon or any other monetary Obligation; or
(c) the total Loans and other Obligations outstanding at any time shall exceed the Credit Limit; or (d) Borrower shall fail to comply with any of the financial covenants set forth in the Schedule or shall fail to perform any other non-monetary Obligation which by its nature cannot be cured; or (e) Borrower shall fail to perform any other non-monetary Obligation, which failure is not cured within 5 Business Days after the date due; or (f) any levy, assessment, attachment, seizure, lien or encumbrance (other than a Permitted Lien) is made on all or any part of the Collateral which is not cured within 10 days after the occurrence of the same; or (g) any default or event of default occurs under any obligation secured by a Permitted Lien, which is not cured within any applicable cure period or waived in writing by the holder of the Permitted Lien; or (h) Borrower breaches any material contract or obligation, which has or may reasonably be expected to have a material adverse effect on Borrower's business or financial condition; or (i) Dissolution, termination of existence, insolvency or business failure of Borrower; or appointment of a receiver, trustee or custodian, for all or any part of the property of, assignment for the benefit of creditors by, or the commencement of any proceeding by Borrower under any reorganization, bankruptcy, insolvency, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, now or in the future in effect; or (j) the commencement of any proceeding against Borrower or any guarantor of any of the Obligations under any reorganization, bankruptcy, insolvency, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, now or in the future in effect, which is not cured by the dismissal thereof within 30 days after the date commenced; or (k) revocation or termination of, or limitation or denial of liability upon, any guaranty of the Obligations or any attempt to do any of the foregoing, or commencement of proceedings by any guarantor of any of the Obligations under any bankruptcy or insolvency law; or (l) revocation or termination of, or limitation or denial of liability upon, any pledge of any certificate of deposit, securities or other property or asset of any kind pledged by any third party to secure any or all of the Obligations, or any attempt to do any of the foregoing, or commencement of proceedings by or against any such third party under any bankruptcy or insolvency law; or (m) Borrower makes any payment on account of any indebtedness or obligation which has been subordinated to the Obligations other than as permitted in the applicable subordination agreement, or if any Person who has subordinated such indebtedness or obligations terminates or in any way limits his subordination agreement; or (n) there shall be a change in the record or beneficial ownership of an aggregate of more than 50% of the outstanding shares of stock of Borrower, in one or more transactions, compared to the ownership of outstanding shares of stock of Borrower in effect on the date hereof, without the prior written consent of Silicon; or (o) Borrower shall generally not pay its debts as they become due, or Borrower shall conceal, remove or transfer any part of its property, with intent to hinder, delay or defraud its creditors, or make or suffer any transfer of any of its property which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law; or (p) there shall be a material adverse change in Borrower's business or financial condition; or (q) Silicon, acting in good faith and in a commercially reasonable manner, deems itself insecure because of the occurrence of an event prior to the effective date hereof of which Silicon had no knowledge on the effective date or because of the occurrence of an event on or subsequent to the effective date. Silicon may cease making any Loans hereunder during any of the above cure periods, and thereafter if an Event of Default has occurred**.

   *when made or deemed made

   **and is continuing

   7.2 Remedies. Upon the occurrence of any Event of Default, and* at any time thereafter, Silicon, at its option, and without notice or demand of any kind (all of which are hereby expressly waived by Borrower), may do any one or more of the following: (a) Cease making Loans or otherwise extending credit to Borrower under this Agreement or any other document or agreement; (b) Accelerate and declare all or any part of the Obligations to be immediately due, payable, and performable, notwithstanding any deferred or installment payments allowed by any instrument evidencing or relating to any Obligation; (c) Take possession of any or all of the Collateral wherever it may be found, and for that purpose Borrower hereby authorizes Silicon without judicial process to enter onto any of Borrower's premises without interference to search for, take possession of, keep, store, or remove any of the Collateral, and remain on the premises or cause a custodian to remain on the premises in exclusive control thereof, without charge for so long as Silicon deems it reasonably necessary in order to complete the enforcement of its rights under this Agreement or any other agreement; provided, however, that should Silicon seek to take possession of any of the Collateral by Court process, Borrower hereby irrevocably waives: (i) any bond and any surety or security relating thereto required by any statute, court rule or otherwise as an incident to such possession; (ii) any demand for possession prior to the commencement of any suit or action to recover possession thereof; and (iii) any requirement that Silicon retain possession of, and not dispose of, any such Collateral until after trial or final judgment; (d) Require Borrower to assemble any or all of the Collateral and make it available to
Silicon at places designated by Silicon which are reasonably convenient to Silicon and Borrower, and to remove the Collateral to such locations as Silicon may deem advisable; (e) Complete the processing, manufacturing or repair of any Collateral prior to a disposition thereof and, for such purpose and for the purpose of removal, Silicon shall have the right to use Borrower's premises, vehicles, hoists, lifts, cranes, equipment and all other property without charge; (f) Sell, lease or otherwise dispose of any of the Collateral, in its condition at the time Silicon obtains possession of it or after further manufacturing, processing or repair, at one or more public and/or private sales, in lots or in bulk, for cash, exchange or other property, or on credit, and to adjourn any such sale from time to time without notice other than oral announcement at the time scheduled for sale. Silicon shall have the right to conduct such disposition on Borrower's premises without charge, for such time or times as Silicon deems reasonable, or on Silicon's premises, or elsewhere and the Collateral need not be located at the place of disposition. Silicon may directly or through any affiliated company purchase or lease any Collateral at any such public disposition, and if permissible under applicable law, at any private disposition. Any sale or other disposition of Collateral shall not relieve Borrower of any liability Borrower may have if any Collateral is defective as to title or physical condition or otherwise at the time of sale;
(g) Demand  payment  of, and  collect any  Receivables  and General  Intangibles
comprising  Collateral  and,  in  connection  therewith,   Borrower  irrevocably
authorizes Silicon to endorse or sign Borrower's name on all collections, receipts, instruments and other documents, to take possession of and open mail addressed to Borrower and remove therefrom payments made with respect to any item of the Collateral or proceeds thereof, and, in Silicon's sole discretion, to grant extensions of time to pay, compromise claims and settle Receivables and the like for less than face value; (h) Offset against any sums in any of Borrower's general, special or other Deposit Accounts with Silicon; and (i) Demand and receive possession of any of Borrower's federal and state income tax returns and the books and records utilized in the preparation thereof or referring thereto. All reasonable attorneys' fees, expenses, costs, liabilities and obligations incurred by Silicon with respect to the foregoing shall be added to and become part of the Obligations, shall be due on demand, and shall bear interest at a rate equal to the highest interest rate applicable to any of the Obligations. Without limiting any of Silicon's rights and remedies, from and after the occurrence of any Event of Default, the interest rate applicable to the Obligations shall be increased by an additional four percent per annum.

   *and during the continuance thereof,

   7.3 Standards for Determining Commercial Reasonableness. Borrower and Silicon agree that a sale or other disposition (collectively, "sale") of any Collateral which complies with the following standards will conclusively be deemed to be commercially reasonable: (i) Notice of the sale is given to Borrower at least seven days prior to the sale, and, in the case of a public sale, notice of the sale is published at least seven days before the sale in a newspaper of general circulation in the county where the sale is to be conducted; (ii) Notice of the sale describes the collateral in general, non-specific terms; (iii) The sale is conducted at a place designated by Silicon, with or without the Collateral being present; (iv) The sale commences at any time between 8:00 a.m. and 6:00 p.m; (v) Payment of the purchase price in cash or by cashier's check or wire transfer is required; (vi) With respect to any sale of any of the Collateral, Silicon may (but is not obligated to) direct any prospective purchaser to ascertain directly from Borrower any and all information concerning the same. Silicon shall be free to employ other methods of noticing and selling the Collateral, in its discretion, if they are commercially reasonable.

   7.4 Power of Attorney. *Effective only upon the occurrence, and during the continuance,of any Event of Default, without limiting Silicon's other rights and remedies, Borrower grants to Silicon an irrevocable power of attorney coupled with an interest, authorizing and permitting Silicon (acting through any of its employees, attorneys or agents) at any time, at its option, but without obligation, with or without notice to Borrower, and at Borrower's expense, to do any or all of the following, in Borrower's name or otherwise, but Silicon agrees to exercise the following powers in a commercially reasonable manner: (a) Execute on behalf of Borrower any. documents that Silicon may, in its sole discretion, deem advisable in order to perfect and maintain Silicon's security interest in the Collateral, or in order to exercise a right of Borrower or Silicon, or in order to fully consummate all the transactions contemplated under this Agreement, and all other present and future agreements; (b) Execute on behalf of Borrower any document exercising, transferring or assigning any option to purchase, sell or otherwise dispose of or to lease (as lessor or lessee) any real or personal property which is part of Silicon's Collateral or in which Silicon has an interest; (c) Execute on behalf of Borrower, any invoices relating to any Receivable, any draft against any Account Debtor and any notice to any Account Debtor, any proof of claim in bankruptcy, any Notice of Lien, claim of mechanic's, materialman's or other lien, or assignment or satisfaction of mechanic's, materialman's or other lien; (d) Take control in any manner of any cash or non-cash items of payment or proceeds of Collateral; endorse the name of Borrower upon any instruments, or documents, evidence of payment or Collateral that may come into Silicon's possession; (e) Endorse all checks and other forms of remittances received by Silicon; (f) Pay, contest or settle any lien, charge, encumbrance, security interest and adverse claim in or to any of the Collateral, or any judgment based thereon, or otherwise take any action to terminate or discharge the same; (g) Grant extensions of time to pay, compromise claims and settle Receivables and General Intangibles for less than face value and execute all releases and other documents in connection therewith; (h) Pay any sums required on account of Borrower's taxes or to secure the release of any liens therefor, or both; (i) Settle and adjust, and give releases of, any insurance claim that relates to any of the Collateral and obtain payment therefor; (j) Instruct any third party having custody or control of any books or records belonging to, or relating to, Borrower to give Silicon the same rights of access and other rights with respect thereto as Silicon has under this Agreement; and (k) Take any action or pay any sum required of Borrower pursuant to this Agreement and any other present or future agreements. Any and all reasonable sums paid and any and all reasonable costs, expenses, liabilities, obligations and attorneys' fees incurred by Silicon with respect to the foregoing shall be added to and become part of the Obligations, shall be payable on demand, and shall bear interest at a rate equal to the highest interest rate applicable to any of the Obligations. In no event shall Silicon's rights under the foregoing power of attorney or any of Silicon's other rights under this Agreement be deemed to indicate that Silicon is in control of the business, management or properties of Borrower.

   7.5 Application of Proceeds. All proceeds realized as the result of any sale of the Collateral shall be applied by Silicon first to the reasonable costs, expenses, liabilities, obligations and attorneys' fees incurred by Silicon in the exercise of its rights under this Agreement, second to the interest due upon any of the Obligations, and third to the principal of the Obligations, in such order as Silicon shall determine in its sole discretion. Any surplus shall be paid to Borrower or other persons legally entitled thereto; Borrower shall remain liable to Silicon for any deficiency. If, Silicon, in its sole discretion, directly or indirectly enters into a deferred payment or other credit transaction with any purchaser at any sale of Collateral, Silicon shall have the option, exercisable at any time, in its sole discretion, of either reducing the Obligations by the principal amount of purchase price or deferring the reduction of the Obligations until the actual receipt by Silicon of the cash therefor.

   7.6 Remedies Cumulative. In addition to the rights and remedies set forth in this Agreement, Silicon shall have all the other rights and remedies accorded a secured party under the California Uniform Commercial Code and under all other applicable laws, and under any other instrument or agreement now or in the future entered into between Silicon and Borrower, and all of such rights and remedies are cumulative and none is exclusive. Exercise or partial exercise by Silicon of one or more of its rights or remedies shall not be deemed an election, nor bar Silicon from subsequent exercise or partial exercise of any other rights or remedies. The failure or delay of Silicon to exercise any rights or remedies shall not operate as a waiver thereof, but all rights and remedies shall continue in full force and effect until all of the Obligations have been fully paid and performed.


8. Definitions. As used in this Agreement, the following terms have the following meanings: "Account Debtor" means the obligor on a Receivable.

   "Affiliate" means, with respect to any Person, a relative, partner, shareholder, director, officer, or employee of such Person, or any parent or subsidiary of such Person, or any Person controlling, controlled by or under common control with such Person.

   "Business Day" means a day on which Silicon is open for business.

   "Code" means the Uniform Commercial Code as adopted and in effect in the State of California from time to time.

   "Collateral" has the meaning set forth in Section 2.1 above.

   "Default" means any event which with notice or passage of time or both, would constitute an Event of Default.

   "Deposit Account" has the meaning set forth in Section 9105 of the Code.

   "Eligible Inventory"  [NOT APPLICABLE].

   "Eligible Receivables" means Receivables arising in the ordinary course of Borrower's business from the sale of goods or rendition of services, which Silicon, in its sole judgment, shall deem eligible for borrowing, based on such considerations as Silicon may from time to time deem appropriate. Without limiting the fact that the determination of which Receivables are eligible for borrowing is a matter of Silicon's discretion, the following (the "Minimum Eligibility Requirements") are the minimum requirements for a Receivable to be an Eligible Receivable: (i) the Receivable must not be outstanding for more than 90 days from its invoice date, (ii) the Receivable must not represent progress billings, or be due under a fulfillment or requirements contract with the Account Debtor, (iii) the Receivable must not be subject to any contingencies (including Receivables arising from sales on consignment, guaranteed sale or other terms pursuant to which payment by the Account Debtor may be conditional),
(iv) the Receivable must not be owing from an Account Debtor with whom the Borrower has any dispute (whether or not relating to the particular Receivable),
(v) the Receivable must not be owing from an Affiliate of Borrower, (vi) the Receivable must not be owing from an Account Debtor which is subject to any insolvency or bankruptcy proceeding, or whose financial condition is not acceptable to Silicon, or which, fails or goes out of a material portion of its business, (vii) the Receivable must not be owing from the United States or any department, agency or instrumentality thereof (unless there has been compliance, to Silicon's satisfaction, with the United States Assignment of Claims Act),
(viii) the Receivable must not be owing from an Account Debtor located outside the United States or Canada (unless pre-approved by Silicon in its discretion in writing, or backed by a letter of credit satisfactory to Silicon, or FCIA insured satisfactory to Silicon), (ix) the Receivable must not be owing from an Account Debtor to whom Borrower is or may be liable for goods purchased from such Account Debtor or otherwise. Receivables owing from one Account Debtor will not be deemed Eligible Receivables to the extent they exceed 25% of the total Receivables outstanding. In addition, if more than 50% of the Receivables owing from an Account Debtor are outstanding more than 90 days from their invoice date (without regard to unapplied credits) or are otherwise not eligible Receivables, then all Receivables owing from that Account Debtor will be deemed ineligible for borrowing. Silicon may, from time to time, in its discretion, revise the Minimum Eligibility Requirements, upon written notice to the Borrower.

   "Equipment" means all of Borrower's present and hereafter acquired machinery, molds, machine tools, motors, furniture, equipment, furnishings, fixtures, trade fixtures, motor vehicles, tools, parts, dyes, jigs, goods and other tangible personal property (other than Inventory) of every kind and description used in Borrower's operations or owned by Borrower and any interest in any of the foregoing, and all attachments, accessories, accessions, replacements, substitutions, additions or improvements to any of the foregoing, wherever located.

   "Event of Default" means any of the events set forth in Section 7.1 of this Agreement.

   "General Intangibles" means all general intangibles of Borrower, whether now owned or hereafter created or acquired by Borrower, including, without limitation, all choses in action, causes of action, corporate or other business records, Deposit Accounts, inventions, designs, drawings, blueprints, patents, patent applications, trademarks and the goodwill of the business symbolized thereby, names, trade names, trade secrets, goodwill, copyrights, registrations, licenses, franchises, customer lists, security and other deposits, rights in all litigation presently or hereafter pending for any cause or claim (whether in contract, tort or otherwise), and all judgments now or hereafter arising therefrom, all claims of Borrower against Silicon, rights to purchase or sell real or personal property, rights as a licensor or licensee of any kind, royalties, telephone numbers, proprietary information, purchase orders, and all insurance policies and claims (including without limitation life insurance, key man insurance, credit insurance, liability insurance, property insurance and other insurance), tax refunds and claims, computer programs, discs, tapes and tape files, claims under guaranties, security interests or other security held by or granted to Borrower, all rights to indemnification and all other intangible property of every kind and nature (other than Receivables).

   "Inventory" means all of Borrower's now owned and hereafter acquired goods, merchandise or other personal property, wherever located, to be furnished under any contract of service or held for sale or lease (including without limitation all raw materials, work in process, finished goods and goods in transit), and all materials and supplies of every kind, nature and description which are or might be used or consumed in Borrower's business or used in connection with the manufacture, packing, shipping, advertising, selling or finishing of such goods, merchandise or other personal property, and all warehouse receipts, documents of title and other documents representing any of the foregoing.

   "Obligations" means all present and future Loans, advances, debts, liabilities, obligations, guaranties, covenants, duties and indebtedness at any time owing by Borrower to Silicon, whether evidenced by this Agreement or any note or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, banker's acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect (including, without limitation, those acquired by assignment and any participation by Silicon in Borrower's debts owing to others), absolute or contingent, due or to become due, including, without limitation, all interest, charges, expenses, fees, attorney's fees, expert witness fees, audit fees, letter of credit fees, collateral monitoring fees, closing fees, facility fees, termination fees, minimum interest charges and any other sums chargeable to Borrower under this Agreement or under any other present or future instrument or agreement between Borrower and Silicon.

   "Permitted Liens" means the following: (i) purchase money security interests in specific items of Equipment; (ii) leases of specific items of Equipment;
(iii) liens for taxes not yet payable; (iv) additional security interests and liens consented to in writing by Silicon, which consent shall not be unreasonably withheld; (v) security interests being terminated substantially concurrently with this Agreement; (vi) liens of materialmen, mechanics, warehousemen, carriers, or other similar liens arising in the ordinary course of business and securing obligations which are not delinquent; (vii) liens incurred in connection with the extension, renewal or refinancing of the indebtedness secured by liens of the type described above in clauses (i) or (ii) above, provided that any extension, renewal or replacement lien is limited to the property encumbered by the existing lien and the principal amount of the indebtedness being extended, renewed or refinanced does not increase; (viii) Liens in favor of customs and revenue authorities which secure payment of customs duties in connection with the importation of goods. Silicon will have the right to require, as a condition to its consent under subparagraph (iv) above, that the holder of the additional security interest or lien sign an intercreditor agreement on Silicon's then standard form*, acknowledge that the security interest is subordinate to the security interest in favor of Silicon, and agree not to take any action to enforce its subordinate security interest so long as any Obligations remain outstanding, and that Borrower agree that any uncured default in any obligation secured by the subordinate security interest shall also constitute an Event of Default under this Agreement.

   *or such other form as is acceptable to Silicon

   "Person"  means  any  individual,  sole  proprietorship,  partnership,  joint
venture,   trust,   unincorporated   organization,   association,   corporation,
government, or any agency or political division thereof, or any other entity.

   "Receivables" means all of Borrower's now owned and hereafter acquired accounts (whether or not earned by performance), letters of credit, contract rights, chattel paper, instruments, securities, securities accounts, investment property, documents and all other forms of obligations at any time owing to Borrower, all guaranties and other security therefor, all merchandise returned to or repossessed by Borrower, and all rights of stoppage in transit and all other rights or remedies of an unpaid vendor, lienor or secured party.

   "Reserves" means, as of any date of determination, such amounts as Silicon may from time to time establish and revise in good faith reducing the amount of Loans, Letters of Credit and other financial accommodations which would otherwise be available to Borrower under the lending formula(s) provided in the
Schedule: (a) to reflect events, conditions, contingencies or risks which, as determined by Silicon in good faith, do or may affect (i) the Collateral or any other property which is security for the Obligations or its value (including without limitation any increase in delinquencies of Receivables), (ii) the assets, business or prospects of Borrower or any Guarantor, or (iii) the security interests and other rights of Silicon in the Collateral (including the enforceability, perfection and priority thereof); or (b) to reflect Silicon's good faith belief that any collateral report or financial information furnished by or on behalf of Borrower or any Guarantor to Silicon is or may have been incomplete, inaccurate or misleading in any material respect; or (c) in respect of any state of facts which Silicon determines in good faith constitutes an Event of Default or may, with notice or passage of time or both, constitute an Event of Default.

   Other Terms. All accounting terms used in this Agreement, unless otherwise indicated, shall have the meanings given to such terms in accordance with generally accepted accounting principles, consistently applied. All other terms contained in this Agreement, unless otherwise indicated, shall have the meanings provided by the Code, to the extent such terms are defined therein.


9.       GENERAL PROVISIONS.
   9.1 Interest Computation. In computing interest on the Obligations, all checks, wire transfers and other items of payment received by Silicon (including proceeds of Receivables and payment of the Obligations in full) shall be deemed applied by Silicon on account of the Obligations three Business Days after receipt by Silicon of immediately available funds, and, for purposes of the foregoing, any such funds received after 12:00 Noon on any day shall be deemed received on the next Business Day. Silicon shall not, however, be required to credit Borrower's account for the amount of any item of payment which is unsatisfactory to Silicon in its sole discretion, and Silicon may charge Borrower's loan account for the amount of any item of payment which is returned to Silicon unpaid.
   9.2 Application of Payments. All payments with respect to the Obligations may be applied, and in Silicon's sole discretion reversed and re-applied, to the Obligations, in such order and manner as Silicon shall determine in its sole discretion.

   9.3 Charges to Accounts. Silicon may, in its discretion, require that Borrower pay monetary Obligations in cash to Silicon, or charge them to Borrower's Loan account, in which event they will bear interest at the same rate applicable to the Loans. Silicon may also, in its discretion, charge any monetary Obligations to Borrower's Deposit Accounts maintained with Silicon.

   9.4 Monthly Accountings. Silicon shall provide Borrower monthly with an account of advances, charges, expenses and payments made pursuant to this Agreement. Such account shall be deemed correct, accurate and binding on Borrower and an account stated (except for reverses and reapplications of payments made and corrections of errors discovered by Silicon), unless Borrower notifies Silicon in writing to the contrary within thirty days after each account is rendered, describing the nature of any alleged errors or admissions.

   9.5 Notices. All notices to be given under this Agreement shall be in writing and shall be given either personally or by reputable private delivery service or by regular first-class mail, or certified mail return receipt requested, addressed to Silicon or Borrower at the addresses shown in the heading to this Agreement, or at any other address designated in writing by one party to the other party. Notices to Silicon shall be directed to the Commercial Finance Division, to the attention of the Division Manager or the Division Credit Manager. All notices shall be deemed to have been given upon delivery in the case of notices personally delivered, or at the expiration of one Business Day following delivery to the private delivery service, or two Business Days following the deposit thereof in the United States mail, with postage prepaid.

   9.6 Severability. Should any provision of this Agreement be held by any court of competent jurisdiction to be void or unenforceable, such defect shall not affect the remainder of this Agreement, which shall continue in full force and effect.

   9.7 Integration. This Agreement and such other written agreements, documents and instruments as may be executed in connection herewith are the final, entire and complete agreement between Borrower and Silicon and supersede all prior and contemporaneous negotiations and oral representations and agreements, all of which are merged and integrated in this Agreement. There are no oral understandings, representations or agreements between the parties which are not set forth in this Agreement or in other written agreements signed by the parties in connection herewith.

   9.8 Waivers. The failure of Silicon at any time or times to require Borrower to strictly comply with any of the provisions of this Agreement or any other present or future agreement between Borrower and Silicon shall not waive or diminish any right of Silicon later to demand and receive strict compliance therewith. Any waiver of any default shall not waive or affect any other default, whether prior or subsequent, and whether or not similar. None of the provisions of this Agreement or any other agreement now or in the future executed by Borrower and delivered to Silicon shall be deemed to have been waived by any act or knowledge of Silicon or its agents or employees, but only by a specific written waiver signed by an authorized officer of Silicon and delivered to Borrower. Borrower waives demand, protest, notice of protest and notice of default or dishonor, notice of payment and nonpayment, release, compromise, settlement, extension or renewal of any commercial paper, instrument, account, General Intangible, document or guaranty at any time held by Silicon on which Borrower is or may in any way be liable, and notice of any action taken by Silicon, unless expressly required by this Agreement.

   9.9 No Liability for Ordinary  Negligence.    Except as set forth herein,
neither Silicon, nor any of its directors, officers, employees, agents, attorneys or any other Person affiliated with or representing Silicon *shall be liable for any claims, demands, losses or damages, of any kind whatsoever, made, claimed, incurred or suffered by Borrower or any other party through the ordinary negligence of Silicon, or any of its directors, officers, employees, agents, attorneys or any other Person affiliated with or representing Silicon, but nothing herein shall relieve Silicon from liability for its own gross negligence or willful misconduct.

     *acting in such capacity

   9.10 Amendment. The terms and provisions of this Agreement may not be waived or amended, except in a writing executed by Borrower and a duly authorized officer of Silicon.

   9.11 Time of Essence. Time is of the essence in the performance by Borrower of each and every obligation under this Agreement.

   9.12 Attorneys Fees and Costs. Borrower shall reimburse Silicon for all reasonable attorneys' fees and all filing, recording, search, title insurance, appraisal, audit, and other reasonable costs incurred by Silicon, pursuant to, or in connection with, or relating to this Agreement (whether or not a lawsuit is filed), including, but not limited to, any reasonable attorneys' fees and costs Silicon incurs in order to do the following: prepare and negotiate this Agreement and the documents relating to this Agreement; obtain legal advice in connection with this Agreement or Borrower; enforce, or seek to enforce, any of its rights; prosecute actions against, or defend actions by, Account Debtors; commence, intervene in, or defend any action or proceeding; initiate any complaint to be relieved of the automatic stay in bankruptcy; file or prosecute any probate claim, bankruptcy claim, third-party claim, or other claim; examine, audit, copy, and inspect any of the Collateral or any of Borrower's books and records; protect, obtain possession of, lease, dispose of, or otherwise enforce Silicon's security interest in, the Collateral; and otherwise represent Silicon in any litigation relating to Borrower. In satisfying Borrower's obligation hereunder to reimburse Silicon for attorneys fees, Borrower may, for convenience, issue checks directly to Silicon's attorneys, Levy, Small & Lallas, but Borrower acknowledges and agrees that Levy, Small & Lallas is representing only Silicon and not Borrower in connection with this Agreement. If either Silicon or Borrower files any lawsuit against the other predicated on a breach of this Agreement, the prevailing party in such action shall be entitled to recover its reasonable costs and attorneys' fees, including (but not limited to) reasonable attorneys' fees and costs incurred in the enforcement of, execution upon or defense of any order, decree, award or judgment. All attorneys' fees and costs to which Silicon may be entitled pursuant to this Paragraph shall immediately become part of Borrower's Obligations, shall be due on demand, and shall bear interest at a rate equal to the highest interest rate applicable to any of the Obligations.

   9.13 Benefit of Agreement. The provisions of this Agreement shall be binding upon and inure to the benefit of the respective successors, assigns, heirs, beneficiaries and representatives of Borrower and Silicon; provided, however, that Borrower may not assign or transfer any of its rights under this Agreement without the prior written consent of Silicon, and any prohibited assignment shall be void. No consent by Silicon to any assignment shall release Borrower from its liability for the Obligations.

   9.14 Joint and Several Liability. If Borrower consists of more than one Person, their liability shall be joint and several, and the compromise of any claim with, or the release of, any Borrower shall not constitute a compromise with, or a release of, any other Borrower.

   9.15 Limitation of Actions. Any claim or cause of action by Borrower against Silicon, its directors, officers, employees, agents, accountants or attorneys, based upon, arising from, or relating to this Loan Agreement, or any other present or future document or agreement, or any other transaction contemplated hereby or thereby or relating hereto or thereto, or any other matter, cause or thing whatsoever, occurred, done, omitted or suffered to be done by Silicon, its directors, officers, employees, agents, accountants or attorneys, shall be barred unless asserted by Borrower by the commencement of an action or proceeding in a court of competent jurisdiction by the filing of a complaint within eighteen months after the first act, occurrence or omission upon which such claim or cause of action, or any part thereof, is based, and the service of a summons and complaint on an officer of Silicon, or on any other person authorized to accept service on behalf of Silicon, within thirty (30) days thereafter. Borrower agrees that such eighteen month period is a reasonable and sufficient time for Borrower to investigate and act upon any such claim or cause of action. The eighteen month period provided herein shall not be waived, tolled, or extended except by the written consent of Silicon in its sole discretion. This provision shall survive any termination of this Loan Agreement or any other present or future agreement.

   9.16 Paragraph Headings; Construction. Paragraph headings are only used in this Agreement for convenience. Borrower and Silicon acknowledge that the headings may not describe completely the subject matter of the applicable paragraph, and the headings shall not be used in any manner to construe, limit, define or interpret any term or provision of this Agreement. The term "including", whenever used in this Agreement, shall mean "including (but not limited to)". This Agreement has been fully reviewed and negotiated between the parties and no uncertainty or ambiguity in any term or provision of this Agreement shall be construed strictly against Silicon or Borrower under any rule of construction or otherwise.

   9.17 Governing Law; Jurisdiction; Venue. This Agreement and all acts and transactions hereunder and all rights and obligations of Silicon and Borrower shall be governed by the laws of the State of California. As a material part of the consideration to Silicon to enter into this Agreement, Borrower (i) agrees that all actions and proceedings relating directly or indirectly to this Agreement shall, at Silicon's option, be litigated in courts located within California, and that the exclusive venue therefor shall be Santa Clara County;
(ii) consents to the jurisdiction and venue of any such court and consents to service of process in any such action or proceeding by personal delivery or any other method permitted by law; and (iii) waives any and all rights Borrower may have to object to the jurisdiction of any such court, or to transfer or change the venue of any such action or proceeding.


   9.18 Mutual Waiver of Jury Trial. Borrower and Silicon each hereby waive the right to trial by jury in any action or proceeding based upon, arising out of, or in any way relating to, this Agreement or any other present or future instrument or agreement between Silicon and Borrower, or any conduct, acts or omissions of Silicon or Borrower or any of their directors, officers, employees, agents, attorneys or any other persons affiliated with Silicon or Borrower, in all of the foregoing cases, whether sounding in contract or tort or otherwise.

   Borrower:

         SSE Telecom, Inc.

         By
                  President or Vice President

         By
                  Secretary or Ass't Secretary

   Silicon:

         SILICON VALLEY BANK


         By
         Title


Form 3/24/99
Version -1

                               Silicon Valley Bank
                                   Schedule to

                           Loan and Security Agreement

Borrower:         SSE Telecom, Inc.
Address:          47823 Westinghouse Drive
                           Fremont, California  94539

Date:             July 30, 1999
This Schedule forms an integral part of the Loan and Security Agreement between Silicon Valley Bank and the above-borrower of even date.

================================================================================


1.  Credit Limit
     (Section 1.1):                     An amount not to exceed the lesser of:
                                        (i) $5,000,000 at any one time
                                        outstanding (the "Maximum Credit Limit")
                                        ;  or (ii) 85% of the   amount  of
                                        Borrower's   Eligible Receivables
                                        (as  defined  in  Section 8 above).

2.  Interest.
================================================================================
         Interest Rate (Section 1.2):
                                        A rate  equal  to the  "Prime  Rate"  in
                                        effect from time to time,  plus 2.0% per
                                        annum.  Interest  shall be calculated on
                                        the  basis  of a  360-day  year  for the
                                        actual  number of days  elapsed.  "Prime
                                        Rate" means the rate announced from time
                                        to time by Silicon as its "prime  rate;"
                                        it is a base rate upon which other rates
                                        charged by Silicon are based,  and it is
                                        not  necessarily the best rate available
                                        at Silicon. The interest rate applicable
                                        to the Obligations  shall change on each
                                        date  there  is a  change  in the  Prime
                                        Rate.
         Minimum Monthly
         Interest (Section 1.2):     Not Applicable.

================================================================================
3.  Fees (Section 1.4):

         Loan Fee:                      $25,000, payable concurrently herewith,
                                        plus warrants to purchase stock for a
                                        number of common or preferred stock, the type of stock to be agreed to between Borrower and Silicon,the value of which is equivalent to $25,000 based on the per share price of such stock at the close of the business day for the date of this Agreement. The aforementioned warrants shall consist of the terms and provisions of Silicon's standard form
                                        Warrant to Purchase Stock and related
                                        documents, with such changes therein as
                                        Silicon shall agree.

         Collateral Monitoring
         Fee: $900, per month, payable in arrears (prorated for any partial month at the beginning and at termination of this Agreement).
================================================================================

4.  Maturity Date
     (Section                           6.1):  Two  years  from the date of this
                                        Agreement,  subject to automatic renewal
                                        as provided  in Section  6.1 above,  and
                                        early termination as provided in Section
                                        6.2 above.
================================================================================
5.  Financial Covenants
     (Section                           5.1): Borrower shall comply with each of
                                        the  following  covenant(s).  Compliance
                                        shall  be  determined  as of the  end of
                                        each   month,    except   as   otherwise
                                        specifically provided below:
         Minimum Tangible
         Net Worth:                     Borrower shall maintain a Tangible Net
         Definitions.                   Worth of not less than $7,000,000.
                                        For purposes of the foregoing financial
                                        covenants, the following terms shall
                                        have the following meanings:
                                        "Current assets",  "current liabilities"
                                        and   "liabilities"   shall   have   the
                                        meanings  ascribed to them by  generally
                                        accepted     accounting      principles.
                                        "Tangible  Net  Worth"  shall  mean  the
                                        excess  of  total   assets   over  total
                                        liabilities,  determined  in  accordance
                                        with   generally   accepted   accounting
                                        principles,     with    the    following
                                        adjustments:
                                            (A)  there  shall be  excluded  from
                                            assets:    (i)    notes,    accounts
                                            receivable  and  other   obligations
                                            owing  to  the  Borrower   from  its
                                            officers  or other  Affiliates,  and
                                            (ii)  all  assets   which  would  be
                                            classified  as   intangible   assets
                                            under generally accepted  accounting
                                            principles,     including    without
                                            limitation    goodwill,    licenses,
                                            patents,  trademarks,  trade  names,
                                            copyrights, capitalized software and
                                            organizational  costs,  licenses and
                                            franchises   (B)   there   shall  be
                                            excluded   from   liabilities:   all
                                            indebtedness  which is  subordinated
                                            to   the    Obligations    under   a
                                            subordination   agreement   in  form
                                            specified  by Silicon or by language
                                            in  the  instrument  evidencing  the
                                            indebtedness  which is acceptable to
                                            Silicon in its discretion.


================================================================================

6.    Reporting.
     (Section 5.3):

                                    Borrower shall provide Silicon with the following:

                                    1.  Monthly  Receivable   agings,   aged  by
                                        invoice date, within fifteen days after the end of each month.

                                    2. Monthly accounts payable agings, aged by invoice date, and outstanding or held check registers, if any, within fifteen days after the end of each month.

                                    3.  Monthly  reconciliations  of  Receivable
                                        agings    (aged   by   invoice    date),
                                        transaction reports, and general ledger, within fifteen days after the end of each month.

                                    4.  Monthly perpetual  inventory reports for
                                        the  Inventory  valued  on  a  first-in,
                                        first-out  basis at the lower of cost or
                                        market  (in  accordance  with  generally
                                        accepted accounting  principles) or such
                                        other    inventory    reports   as   are
                                        reasonably requested by Silicon, all within fifteen days after the end of each month.

                                    5. Monthly unaudited financial statements, as soon as available, and in any event within thirty days after the end of each month.

                                    6.  Monthly Compliance Certificates,  within
                                        thirty days after the end of each month,
                                        in such form as Silicon shall reasonably
                                        specify,  signed by the Chief  Financial
                                        Officer of Borrower,  certifying that as
                                        of the end of such month Borrower was in
                                        full  compliance  with all of the  terms
                                        and  conditions of this  Agreement,  and
                                        setting   forth   calculations   showing
                                        compliance with the financial  covenants
                                        set  forth  in this  Agreement  and such
                                        other   information   as  Silicon  shall
                                        reasonably request, including, without limitation, a statement that at the end of such month there were no held checks.

                                    7.  Quarterly       unaudited      financial
                                        statements, as soon as available, and in
                                        any event within  forty-five  days after
                                        the  end  of  each  fiscal   quarter  of
                                        Borrower.

                                    8.  Annual  operating   budgets   (including
                                        income statements, balance sheets and cash flow statements, by month) for the upcoming fiscal year of Borrower within thirty days prior to the end of each fiscal year of Borrower.

                                    9. Annual financial statements, as soon as available, and in any event within 120 days following the end of Borrower's fiscal year, certified by independent certified public accountants acceptable to Silicon.

===============================================================================

7.  Compensation
       (Section 5.5):                   Not Applicable.
===============================================================================
8.  Borrower Information:

         Prior Names of
         Borrower
         (Section 3.2):                     See Representations and Warranties
                                            dated June 18, 1999.

         Prior Trade
         Names of Borrower
         (Section 3.2):                     See Representations and Warranties
                                            dated June 18, 1999.

         Existing Trade
         Names of Borrower
         (Section 3.2):                     See Representations and Warranties
                                            dated June 18, 1999.

         Other Locations and
         Addresses (Section 3.3):           See Representations and Warranties
                                            dated June 18, 1999.

         Material Adverse
         Litigation (Section 3.10):         None.


================================================================================

9.  Other Covenants
       (Section 5.1):                   Borrower shall at all times comply with
                                        all of the following additional
                                        covenants:
                                        (1)    Banking Relationship.  Borrower
                                               shall at all times maintain its
                                               primary bank relationship with
                                               Silicon.
                                        (2)    Subordination of Inside Debt. All
                                               present  and future  indebtedness
                                               of the Borrower to its  officers,
                                               directors    and     shareholders
                                               ("Inside  Debt")  shall,  at  all
                                               times,  be  subordinated  to  the
                                               Obligations    pursuant    to   a
                                               subordination     agreement    on
                                               Silicon's standard form. Borrower
                                               represents   and  warrants   that
                                               there is no Inside Debt presently
                                               outstanding.  Prior to  incurring
                                               any  Inside  Debt in the  future,
                                               Borrower  shall  cause the person
                                               to whom such  Inside Debt will be
                                               owed to  execute  and  deliver to
                                               Silicon a subordination agreement
                                               on Silicon's standard form.

Borrower:                                             Silicon:

   SSE Telecom, Inc.                                  SILICON VALLEY BANK


   By_______________________________                  By________________________
         President or Vice President                  Title_____________________

   By_______________________________
         Secretary or Ass't Secretary


Form 3/24/99
                                                                    EXHIBIT 10.7

THIS WARRANT AND THE SHARES ISSUABLE HEREUNDER HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, PLEDGED, OR OTHERWISE TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT OR PURSUANT TO RULE 144 OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED.


                        WARRANT TO PURCHASE COMMON STOCK

             Corporation: SSE Telecom, Inc., a Delaware corporation
                         Number of Shares: 9,766 Shares
                          Class of Stock: Common Stock
            Initial Exercise Price: $2.56 per share, $0.01 par value
                            Issue Date: July 30, 1999
                         Expiration Date: July 30, 2004


         THIS WARRANT CERTIFIES THAT, for the agreed upon value of $1.00 and for other good and valuable consideration, SILICON VALLEY BANK ("Holder") is entitled to purchase the number of fully paid and nonassessable shares of the coomon stock (the "Shares") of the corporation (the "Company") at the initial exercise price per Share (the "Warrant Price") all as set forth above and as adjusted pursuant to Article 2 of this Warrant, subject to the provisions and upon the terms and conditions set forth in this Warrant.




ARTICLE 1. EXERCISE.

                 1.1 Method of Exercise. Holder may exercise this Warrant by delivering a duly executed Notice of Exercise in substantially the form attached as Appendix 1 to the principal office of the Company. Unless Holder is exercising the conversion right set forth in Section 1.2, Holder shall also deliver to the Company a check for the aggregate Warrant Price for the Shares being purchased.

                 1.2 Conversion Right. In lieu of exercising this Warrant as specified in Section 1.1, Holder may from time to time convert this Warrant, in whole or in part, into a number of Shares determined by dividing (a) the aggregate fair market value of the Shares or other securities otherwise issuable upon exercise of this Warrant minus the aggregate Warrant Price of such Shares by (b) the fair market value of one Share. The fair market value of the Shares shall be determined pursuant to Section 1.4.

                 1.3       Intentionally Omitted

                 1.4 Fair Market Value. If the Shares are traded in a public market, the fair market value of the Shares shall be the closing price of the Shares (or the closing price of the Company's stock into which the Shares are convertible) reported for the business day immediately before Holder delivers its Notice of Exercise to the Company. If the Shares are not traded in a public market, the Board of Directors of the Company shall determine fair market value in its reasonable good faith judgment. The foregoing notwithstanding, if Holder advises the Board of Directors in writing that Holder disagrees with such determination, then the Company and Holder shall promptly agree upon a reputable investment banking firm to undertake such valuation. If the valuation of such investment banking firm is greater than that determined by the Board of Directors, then all fees and expenses of such investment banking firm shall be paid by the Company. In all other circumstances, such fees and expenses shall be paid by Holder.

                 1.5 Delivery of Certificate and New Warrant. Promptly after Holder exercises or converts this Warrant, the Company shall deliver to Holder certificates for the Shares acquired and, if this Warrant has not been fully exercised or converted and has not expired, a new Warrant representing the Shares not so acquired.

                 1.6 Replacement of Warrants. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of loss, theft or destruction, on delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company or, in the case of mutilation, on surrender and cancellation of this Warrant, the Company at its expense shall execute and deliver, in lieu of this Warrant, a new warrant of like tenor.

                 1.7       Repurchase on Sale, Merger, or Consolidation of the
 Company.

                          1.7.1.    "Acquisition".  For the purpose of this
Warrant, "Acquisition" means any sale, license, or other disposition of all or substantially all of the assets of the Company, or anyreorganization, consolidation, or merger of the Company where the holders of the Company's securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction.

                          1.7.2.    Assumption of Warrant.  Upon the closing of
any Acquisition the successor entity shall assume the obligations of this Warrant, and this Warrant shall be exercisable for the same securities, cash, and property as would be payable for the Shares issuable upon exercise of the unexercised portion of this Warrant as if such Shares were outstanding on the record date for the Acquisition and subsequent closing *

* provided, however, if in connection with such Acquisition all other warrants and options then outstanding (not including employee, consultant or director options) are expiring, are automatically required by the acquiror to be exercised and/or terminated and are in fact so exercised and/or terminated, then the Company shall provide at least 30 days' prior written notice of the foregoing to Holder at the address set forth in Section 4.5 hereof, Attention Mr. Chris Hill with a copy to Levy, Small & Lallas, 815 Moraga Drive, Los Angeles, California 90049, Attention: Angel F. Castillo, Esq., together with details of the proposed Acquisition as are reasonably requested by the Holder, and the Holder shall thereupon be deemed to have exercised this Warrant under section 1.2 hereof unless Holder otherwise  exercises this Warrant under section
1.1 at such time.

                          1.7.3.   n/a

ARTICLE 2. ADJUSTMENTS TO THE SHARES.

                 2.1 Stock Dividends, Splits, Etc. If, prior to the expiration of this Warrant, the Company declares or pays a dividend on its common stock payable in common stock, or other securities or rights convertible into common stock, subdivides the outstanding common stock into a greater amount of common stock, then upon exercise of this Warrant, for each Share acquired, Holder shall receive, without cost to Holder, the total number and kind of securities to which Holder would have been entitled had Holder owned the Shares of record as of the date the dividend or subdivision occurred.

                 2.2 Reclassification, Exchange or Substitution. Upon any reclassification, exchange, substitution, or other event that results in a change of the number and/or class of the securities issuable upon exercise or conversion of this Warrant, Holder shall be entitled to receive, upon exercise or conversion of this Warrant, the number and kind of securities and property that Holder would have received for the Shares if this Warrant had been exercised immediately before such reclassification, exchange, substitution, or other event. The provisions of this Section 2.2 shall similarly apply to successive reclassifications, exchanges, substitutions, or other events.

                 2.3 Adjustments for Combinations, Etc. If the Company shall at any time after the date hereof, but prior to the expiration of this Warrant, combine its outstanding securities as to which purchase rights under this Warrant exist, the number of Shares as to which this Warrant is exercisable as of the date of such combination shall be proportionately decreased and the Warrant Price shall be proportionately increased.

                 2.4 Adjustments for Diluting Issuances. The Warrant Price and the number of Shares issuable upon exercise of this Warrant or, if the Shares are Preferred Stock, the number of shares of common stock issuable upon conversion of the Shares, shall be subject to adjustment, from time to time in the manner set forth on Exhibit A in the event of Diluting Issuances (as defined on Exhibit A).

                 2.5 No Impairment. The Company shall not, by amendment of its* Articles of Incorporation or through a reorganization, transfer of assets, consolidation, merger, dissolution, issue, or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed under this Warrant by the Company, but shall at all times in good faith assist in carrying out of all the provisions of this Article 2 and in taking all such action as may be necessary or appropriate to protect Holder's rights under this Article against impairment.

*Certificate

                 2.6 Fractional Shares. No fractional Shares shall be issuable upon exercise or conversion of the Warrant *and the number of Shares to be issued shall be rounded down to the nearest whole Share. If a fractional share interest arises upon any exercise or conversion of the Warrant, the Company shall eliminate such fractional share interest by paying Holder amount computed by multiplying the fractional interest by the fair market value of a full Share.

*as a consequence of any adjustment pursuant hereto

                 2.7 Certificate as to Adjustments. Upon each adjustment of the Warrant Price*, the Company at its expense shall promptly compute such adjustment, and furnish Holder with a certificate of its Chief Financial Officer setting forth such adjustment and the facts upon which such adjustment is based. The Company shall, upon written request, furnish Holder a certificate setting forth the Warrant Price in effect upon the date thereof and the series of adjustments leading to such Warrant Price.

*pursuant to this Section 2

ARTICLE 3. REPRESENTATIONS AND COVENANTS OF THE COMPANY.

                 3.1   Representations   and  Warranties.   The  Company  hereby
represents and warrants to the Holder as follows:

                           (a)      The initial Warrant Price  referenced on the
first page of this Warrant is not greater than (i) the price per share at which the Shares were last issued in an arms-length transaction in which at least $500,000 of the Shares were sold and (ii) the fair market value of the Shares as of the date of this Warrant.

                           (b)      All Shares which may be issued upon the
exercise of the purchase right represented by this Warrant, and all securities, if any, issuable upon conversion of the Shares, shall, upon issuance, be duly authorized, validly issued, fully paid and nonassessable, and free of any liens and encumbrances except for restrictions on transfer provided for herein or under applicable federal and state securities laws.

                           (c)  The   capitalization   table  attached  to  this
Warrant* is true and complete as of the Issue Date.

*as Exhibit

                 3.2 Notice of Certain Events. If the Company proposes at any time (a) to declare any dividend or distribution upon its common stock, whether in cash, property, stock, or other securities and whether or not a regular cash dividend; (b) to offer for subscription pro rata to the holders of any class or series of its stock any additional shares of stock of any class or series or other rights; (c) to effect any reclassification or recapitalization of common stock; (d) to merge or consolidate with or into any other corporation, or sell, lease, license, or convey all or substantially all of its assets, or to liquidate, dissolve or wind up; or (e) offer holders of registration rights the opportunity to participate in an underwritten public offering of the company's securities for cash, then, in connection with each such event, the Company shall give Holder (1) at least 20 days prior written notice of the date on which a record will be taken for such dividend, distribution, or subscription rights (and specifying the date on which the holders of common stock will be entitled thereto) or for determining rights to vote, if any, in respect of the matters referred to in (c) and (d) above; (2) in the case of the matters referred to in
(c) and (d) above at least 20 days prior written notice of the date when the same will take place (and specifying the date on which the holders of common stock will be entitled to exchange their common stock for securities or other property deliverable upon the occurrence of such event); and (3) in the case of the matter referred to in (e) above, the same notice as is given to the holders of such registration rights.

                 3.3 Information Rights. So long as the Holder holds this Warrant and/or any of the Shares, the Company shall deliver to the Holder (a) promptly after mailing, copies of all notices or other written communications to the shareholders of the Company, (b) within one hundred and twenty (120) days after the end of each fiscal year of the Company, the annual audited financial statements of the Company certified by independent public accountants of recognized standing and (c) such other financial statements required under and in accordance with any loan documents between Holder and the Company
(or if there are no such requirements [or if the subject loan(s) no longer are outstanding]), then within forty-five (45) days after the end of each of the first three quarters of each fiscal year, the Company's quarterly, unaudited financial statements.

                 3.4 Registration Under Securities Act of 1933, as amended. The Company agrees that the Shares shall be subject to the registration rights set forth on Exhibit B, if attached.

ARTICLE 4. MISCELLANEOUS.

                 4.1 n/a

                 4.2 Legends. This Warrant and the Shares shall be imprinted with a legend in substantially the following form:

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, PLEDGED OR OTHERWISE TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT OR PURSUANT TO RULE 144 OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION AND ITS COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED.

                 4.3 Compliance with Securities Laws on Transfer. This Warrant and the Shares issuable upon exercise this Warrant (and the securities issuable, directly or indirectly, upon conversion of the Shares, if any) may not be transferred or assigned in whole or in part without compliance with applicable federal and state securities laws by the transferor and the transferee (including, without limitation, the delivery of investment representation letters and legal opinions* reasonably satisfactory to the Company**, as reasonably by the Company). The Company shall not require Holder to provide an opinion of counsel if the transfer is to an affiliate of Holder or if there is no material question as to the availability of current information as referenced in Rule 144(c), Holder represents that it has complied with Rule 144(d) and (e) in reasonable detail, the selling broker represents that it has complied with Rule 144(f), and the Company is provided with a copy of Holder s notice of proposed sale.

*in form and substance

**to the effect that such transfer will not require registration of such Warrant or Shares under the applicable federal and state securities laws

                 4.4 Transfer Procedure. Subject to the provisions of Section 4.3, Holder may transfer all or part of this Warrant or the Shares issuable upon exercise of this Warrant (or the securities issuable, directly or indirectly, upon conversion of the Shares, if any) by giving the Company notice of the portion of the Warrant being transferred setting forth the name, address and taxpayer identification number of the transferee and surrendering the Warrant to the Company for reissuance to the transferee(s) (and Holder, if applicable); provided, however, that Holder may transfer all or part of this Warrant to its affiliates, including, without limitation, Silicon Valley Bancshares and The Silicon Valley Bank Foundation, at any time without notice to the Company. The terms and conditions of this Warrant shall inure to the benefit of, and be binding upon, the Company and the holders hereof and their respective permitted successors and assigns.*

                *4.4.5     No  Stockholder  Rights.  This Warrant in and of
itself shall not entitle the Holder to any voting rights as a stockholder of the Company.

                 4.5 Notices. All notices and other communications from the Company to the Holder, or vice versa, shall be deemed delivered and effective when given personally or mailed by first-class registered or certified mail, postage prepaid, at such address as may have been furnished to the Company or the Holder, as the case may be, in writing by the Company or such holder from time to time. All notices to Holder should be sent to the following address:

                           Treasury Department
                           Silicon Valley Bank
                           3003 Tasman Drive HG110
                           Santa Clara, CA  95054

                 4.6 Waiver. This Warrant and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought.

4.7 Attorneys Fees. In the event of any dispute between the parties concerning the terms and provisions of this Warrant, the party prevailing in such dispute shall be entitled to collect from the other party all costs incurred in such dispute, including reasonable attorneys' fees

                 4.8 Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of California, without giving effect to its principles regarding conflicts of law.


                                    "COMPANY"

                                         SSE Telecom, Inc.


                                         By:      ______________________________

                                         Name:    ______________________________
                                                            (Print)
                                         Title:   Chairman of the Board,
                                                  President or Vice President


                                         By:      ______________________________

                                         Name:    ______________________________
                                                              (Print)
                                         Title:   Chief  Financial  Officer,
                                                  Secretary, Assistant Treasurer
                                                  or Assistant Secretary

                                                     APPENDIX 1


                                                 NOTICE OF EXERCISE



         1. The undersigned hereby elects to purchase shares of the Common/Series ______ Preferred [strike one] Stock of __________________________ pursuant to the terms of the attached Warrant, and tenders herewith payment of the purchase price of such shares in full.

         1. The undersigned hereby elects to convert the attached Warrant into Shares/cash [strike one] in the manner specified in the Warrant. This conversion is exercised with respect to _____________________ of the Shares covered by the Warrant.

         [Strike paragraph that does not apply.]

         2. Please issue a certificate or certificates representing said shares in the name of the undersigned or in such other name as is specified below:

                           -------------------------------------------
                                    (Name)


                           -------------------------------------------

                           -------------------------------------------
                                    (Address)

         3. The undersigned represents it is acquiring the shares solely for its own account and not as a nominee for any other party and not with a view toward the resale or distribution thereof except in compliance with applicable securities laws.

                                         ------------------------------------
                                                      (Signature)

--------------------
         (Date)

                                     EXHIBIT A

                             Anti-Dilution Provisions
              (For Preferred Stock or Common Stock Warrants Where
            Anti-Dilution Protection is Inadequate or Non-existent)


         In the event of the issuance (a "Diluting Issuance") by the Company, after the Issue Date of the Warrant, of Additional Common Shares (as defined in the Antidilution Agreement by and between Holder and Company dated the date herof) at a price per share less than the Warrant Price, then the number of shares of common stock issuable upon conversion of the Shares, or if the Shares are common stock, the number of Shares issuable upon exercise of the Warrant, shall be adjusted as a result of Diluting Issuances in accordance with the Holder's standard form of Anti-Dilution Agreement in effect on the Issue Date.

         Under no circumstances shall the aggregate Warrant Price payable by the Holder upon exercise of the Warrant increase as a result of any adjustment arising from a Diluting Issuance.

                                  EXHIBIT B

                            Registration Rights


         The Shares (if common stock) shall be deemed "registrable securities" or otherwise entitled to "piggy back" registration rights in accordance with the terms of the following agreement (the "Agreement") between the Company and its investor(s):


         _________NONE___________________________________________________
         [Identify Agreement by date, title and parties. If no Agreement exists, indicate by "none".]

         The Company agrees that no amendments will be made to the Agreement which would have an adverse impact on Holder's registration rights thereunder without the consent of Holder. By acceptance of the Warrant to which this Exhibit B is attached, Holder shall be deemed to be a party to the Agreement, unless Holder otherwise elects not to become or to cease being a party thereto.

         If no Agreement exists, then the Company and the Holder shall enter into Holder's standard form of Registration Rights Agreement as in effect on the Issue Date of the Warrant.

                                    EXHIBIT C

                             Capitalization Table

                                                                    EXHIBIT 10.8

                               SILICON VALLEY BANK

                          REGISTRATION RIGHTS AGREEMENT


         THIS REGISTRATION RIGHTS AGREEMENT is entered into as of July 30, 1999, by and between SILICON VALLEY BANK ("Purchaser") and SSE Telecom, Inc.

                                 RECITALS

         A. Concurrently with the execution of this Agreement, the Purchaser is purchasing from the Company a Warrant to Purchase Common Stock (the "Warrant") pursuant to which Purchaser has the right to acquire from the Company the Shares (as defined in the Warrant).


         B. By this Agreement, the Purchaser and the Company desire to set forth the registration rights of the Shares all as provided herein.

                  NOW, THEREFORE, in consideration of the mutual promises, covenants and conditions hereinafter set forth, the parties hereto mutually agree as follows:

     1.       Registration Rights.  The Company covenants and agrees as follows:

                 1.1       Definitions.  For purposes of this Section 1:

                          (a)      The  term  "register,"  "registered,"  and
"registration" refer to a registration effected by preparing and filing a registration statement or similar document in compliance with the Securities Act of 1933, as amended (the "Securities Act"), and the declaration or ordering of effectiveness of such registration statement or document;

                           (b)      The term  "Registrable  Securities"  means
(i) the Shares (ii) any Common Stock of the Company issued as (or issuable upon the conversion or exercise of any warrant, right or other security which is issued as) a dividend or other distribution with respect to, or in exchange for or in replacement of, any stock referred to in (i).

                           (c)      The terms "Holder" or "Holders" means the
Purchaser or qualifying transferees under subsection 1.8 hereof who hold Registrable Securities.


                           (d)      The term "SEC" means the Securities and
Exchange Commission.

                 1.2       Company Registration.

                           (a)      Registration.  If at any time or from time
to time, the Company shall determine to register any of its securities, for its own account or the account of any of its shareholders, other than a registration on Form S-1 or S-8 relating solely to employee stock option or purchase plans, or a registration on Form S-4 relating solely to an SEC Rule 145 transaction, or a registration on any other form (other than Form S-1, S-2, S-3 or S-18, or their successor forms) or any successor to such forms, which does not include substantially the same information as would be required to be included in a registration statement covering the sale of Registrable Securities, the Company will:

                                    (i)    notify each Holder in writing atleast
15 days prior to the filing of any such registration statement (which shall (include a list of the jurisdictions in which the Company intends to attempt to qualify such securities under the applicable blue sky or other state securities laws); and

                                    (ii)    include in such registration
(and compliance), and in any underwriting involved therein, all the Registrable Securities specified in a written request or requests, made within 15 days after receipt of such written notice from the Company, by any Holder or Holders, except as set forth in subsection 1.2(b) below.


                           (b)      Underwriting.  If the  registration  of
which the Company gives notice is for a registered public offering involving an underwriting, the Company shall so advise the Holders as a part of the written notice given pursuant to subsection 1.2(a)(i). In such event the right of any Holder to registration pursuant to this subsection 1.2 shall be conditioned upon such Holder's participation in such underwriting and the inclusion of such Holder's Registrable Securities in the underwriting to the extent provided herein. All Holders proposing to distribute their securities through such underwriting shall (together with the Company and the other shareholders distributing their securities through such underwriting) enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting by the Company.*

*Notwithstanding any other provision of this Agreement, if the underwriter determines in good faith that marketing factors require a limitation of the number of shares to be underwritten, the number of shares that may be included in the underwriting shall be allocated, first, to the Company; second, to the Holders on a pro rata basis based on the total number of Registrable Securities held by the Holders; and third, to any shareholder of the Company (other than a Holder) on a pro rata basis. No such reduction shall (i) reduce the securities being offered by the Company for its own account to be included in the registration and underwriting, or (ii) reduce the amount of securities of the selling Holders included in the registration below fifteen percent (15%) of the total amount of securities included in such registration. If any Holder disapproves of the terms of any such underwriting, such Holder may elect to withdraw therefrom by written notice to the Company and the underwriter, delivered at least ten (10) business days prior to the effective date of the registration statement. Any Registrable Securities excluded or withdrawn from such underwriting shall be excluded and withdrawn from registration. For any Holder which is a partnership or corporation, the partners, retired partners and shareholders of such Holder, or the estates and family members of any such partners and retired partners and any trusts for the benefit of any of the foregoing person shall be deemed to be a single "Holder", and any pro rata reduction with respect to such "Holder" shall be based upon the aggregate amount of shares carrying registration rights owned by all entities and individuals included in such "Holder," as defined in this sentence.

                 1.3 Expenses of Registration. All expenses incurred in connection with any registration, qualification or compliance pursuant to this
Section 1 including without limitation, all registration, filing and qualification fees, printing expenses, fees and disbursements of counsel for the Company and expenses of any special audits incidental to or required by such registration, shall be borne by the Company except the Company shall not be required to pay underwriters' fees, discounts or commissions relating to Registrable Securities. All expenses of any registered offering not otherwise borne by the Company shall be borne pro rata among the Holders participating in the offering and the Company*.

*on the basis of the number of shares so registered

                 1.4 Registration Procedures. In the case of each registration, qualification or compliance effected by the Company pursuant to this Registration Rights Agreement, the Company will keep each Holder participating therein advised in writing as to the initiation of each registration, qualification and compliance and as to the completion thereof. Except as otherwise provided in subsection 1.3, at its expense the Company will:

                           (a)      Prepare and file with the SEC a registration
statement with respect to such Registrable Securities and use its best efforts to cause such registration statement to become effective, and, upon the request of the Holders of a majority of the Registrable Securities registered thereunder, keep such registration statement effective for up to 90 days or earlier until the Holder or Holders have completed the distribution related thereto. The Company shall not be required to file, cause to become effective or maintain the effectiveness of any registration statement that contemplates a distribution of securities on a delayed or continuous basis pursuant to Rule 415 under the Securities Act.

                           (b)      Prepare and file with the SEC such
amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement*.

*for the period set forth in (a) above

                           (c)      Furnish to the Holders such numbers of
copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as they may reasonably request in order to facilitate the disposition of Registrable Securities owned by them.

                           (d)      Use its best efforts to register and qualify
the securities covered by such registration statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the Holders, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions.

                           (e)      In the event of any underwritten  public
offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter of such offering. Each Holder participating in such underwriting shall also enter into and perform its obligations under such an agreement.

                           (f)      Notify each Holder of Registrable
Securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Securities Act or the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

                 1.5       Indemnification.*

*In the event any Registrable Securities are included in a registration statement under Section 1.2:

                           (a)    To the extent permitted by law, the Company
will indemnify each Holder of Registrable Securities and each of its officers, directors and partners, and each person controlling such Holder*, with respect to which such registration, qualification or compliance has been effected pursuant to this Rights Agreement, and each underwriter, if any, and each person who controls any underwriter of the Registrable Securities held by or issuable to such Holder, against all claims, losses, expenses, damages and liabilities (or actions in respect thereto) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any prospectus, offering circular or other document (including any related registration statement, notification or the like) incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statement therein not misleading, or any violation or alleged violation by the Company of the Securities Act, the Securities Exchange Act of 1934, as amended, ("Exchange Act") or any state securities law applicable to the Company or any rule or regulation promulgated under the Securities Act, the Exchange Act or any such state law and relating to action or inaction required of the Company in connection with any such registration, qualification of compliance, and will reimburse each such Holder, each of its officers, directors and partners, and each person controlling such Holder, each such underwriter and each person who controls any such underwriter, within a reasonable amount of time after incurred for any reasonable legal and any other expenses incurred in connection with investigating, defending or settling any such claim, loss, damage, liability or action; provided, however, that the indemnity agreement contained in this subsection 1.5(a) shall not apply to amounts paid in settlement of any such claim, loss, damage, liability, or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld); and provided further, that the Company will not be liable in any such case to the extent that any such claim, loss, damage or liability arises out of or is based on any untrue statement or omission based upon written information furnished to the Company by an instrument duly executed by such Holder or underwriter specifically for use therein.

*within the meaning of the Securities Act or the Exchange Act(as defined herein)

                           (b)   To the extent permitted by law, each Holder
will, if Registrable Securities held by or issuable to such Holder are included in the securities as to which such registration, qualification or compliance is being effected, indemnify the Company, each of its directors and officers, each underwriter, if any, of the Company's securities covered by such a registration statement, each person who controls the Company within the meaning of the Securities Act, and each other such Holder, each of its officers, directors and partners and each person controlling such Holder, against all claims, losses, expenses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other document (including any related registration statement, notification or the like), any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company, such Holders, such directors***, persons or underwriters**** for any reasonable legal or any other expenses incurred in connection with investigating, defending or settling any such claim, loss, damage, liability or action, in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by an instrument duly executed by such Holder specifically for use therein; provided, however, that the indemnity agreement contained in this subsection 1.5(b) shall not apply to amounts paid in settlement of any such claim, loss, damage, liability or action if such settlement is effected without the consent of the Holder, (which consent shall not be unreasonably withheld); and provided further, that the total amount for which any Holder shall be liable under this subsection 1.5(b) shall not in any event exceed the aggregate proceeds received by such Holder from the sale of Registrable Securities held by such Holder in such registration.


incident to the any such registration,  qualification or compliance, or based on

***and officers of the Company, such

****within a reasonable amount of time after incurred,

                           (c)      Each party entitled to indemnification
under this subsection 1.5 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom;
provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not be unreasonably withheld), and the Indemnified Party may participate in such defense at such party's expense; and provided further, that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations hereunder, unless such failure resulted in prejudice to the Indemnifying Party; and provided further, that an Indemnified Party (together with all other Indemnified Parties which may be represented without conflict by one counsel) shall have the right to retain one separate counsel, with the fees and expenses to be paid by the Indemnifying Party, if representation of such Indemnified Party by the counsel retained by the Indemnifying Party would be inappropriate due to actual or potential differing interests between such Indemnified Party and any other party represented by such counsel in such proceeding. No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation.

                 1.6 Information by Holder. Any Holder or Holders of Registrable Securities included in any registration shall promptly furnish to the Company such information regarding such Holder or Holders and the distribution proposed by such Holder or Holders as the Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to herein.

                 1.7 Rule 144 Reporting. With a view to making available to Holders the benefits of certain rules and regulations of the SEC which may permit the sale of the Registrable Securities to the public without registration, the Company agrees*:

*to use its best efforts to:

                           (a)      make and keep  public  information
available, as those terms are understood and defined in SEC Rule 144, after 90 days after the effective date of the first registration filed by the Company for an offering of its securities to the general public;

                           (b)      file with the SEC in a timely manner all
reports and other documents required of the Company under the Securities Act and the Exchange Act (at any time after it has become subject to such reporting requirements); and

                           (c)      so long as a Holder  owns any  Registrable
Securities, to furnish to such Holder forthwith upon request a written statement by the Company as to its compliance with the reporting requirements of said Rule 144* (at any time after 90 days after the effective date of the first registration statement filed by the Company for an offering of its securities to the general public), a copy of the most recent annual or quarterly report of the Company, and such other reports and documents so filed by the Company as the Holder may reasonably request in complying with any rule or regulation of the SEC allowing the Holder to sell any such securities without registration.

*of the Securities Act, and of the Exchange Act

                 1.8 Transfer of Registration Rights. Holders' rights to cause the Company to register* and keep information available, granted to them by the Company under subsections 1.2 may be assigned to a transferee or assignee of a Holder's Registrable Securities** provided, that the Company is given written notice by such Holder at the time of or within a reasonable time after said transfer, stating the name and address of said transferee or assignee and identifying the securities with respect to which such registration rights are being assigned. The Company may prohibit the transfer of any Holders' rights under this subsection 1.8 to any proposed transferee or assignee who the Company reasonably believes is a competitor of the Company.

*Registrable Securities

**which (a) is a subsidiary, parent, general partner, limited partner, retired partner, member or retired member of a Holder, (b) is a Holder's family member or trust for the benefit of an individual Holder, or (c) acquires at least 4,880 shares of Registrable Securities (as adjusted for stock splits and combinations);

         2.       General.

                 2.1 Waivers and Amendments. With the written consent of the record or beneficial holders of at least a majority of the Registrable Securities, the obligations of the Company and the rights of the Holders of the Registrable Securities under this agreement may be waived (either generally or in a particular instance, either retroactively or prospectively, and either for a specified period of time or indefinitely),* and with the same consent the Company, when authorized by resolution of its Board of Directors,** may enter into a supplementary agreement for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Agreement; provided, however, ***without the consent of all of the Holders of the Registrable Securities. Upon the effectuation of each such waiver, consent, agreement of amendment or modification, the Company shall promptly give written notice thereof to the record holders of the Registrable Securities who have not previously consented thereto in writing. This Agreement or any provision hereof may be changed, waived, discharged or terminated only by a statement in writing signed by the party against which enforcement of the change, waiver, discharge or termination is sought, except to the extent provided in this subsection 2.1.

*and shall be binding upon each Holder and the Company

**the Company and the Holders

***that this Section 2.1 cannot be modified, amended or waived

                 2.2 Governing Law. This Agreement shall be governed in all respects by the laws of the State of California as such laws are applied to agreements between California residents entered into and to be performed entirely within California.

                 2.3 Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto*.

*provided, however, that prior to the receipt by the Company of adequate written notice of the transfer of any Registrable Securities specifying the full name and address of the transferee, the Company may deem and treat the person listed as the holder of such shares in its records as the absolute owner and holder of such shares for all purposes, including the payment of dividends or any redemption price

                 2.4 Entire Agreement. Except as set forth below, this Agreement and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.

                 2.5 Notices, etc. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by first class mail, postage prepaid, certified or registered mail, return receipt requested, addressed (a) if to Holder, at such Holder's address as set forth below, or at such other address as such Holder shall have furnished to the Company in writing, or (b) if to the Company, at the Company's address set forth below, or at such other address as the Company shall have furnished to the Holder in writing.

                 2.6 Severability. In case any provision of this Agreement shall be invalid, illegal, or unenforceable, the validity, legality and enforceability of the remaining provisions of this Agreement or any provision of the other Agreement s shall not in any way be affected or impaired thereby.

                 2.7 Titles and Subtitles. The titles of the sections and subsections of this Agreement are for convenience of reference only and are not to be considered in construing this Agreement.

                 2.8 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

PURCHASER                                  COMPANY

SILICON VALLEY BANK                        SSE Telecom, Inc.

By:      ________________________________  By:  _______________________________
Name:    ________________________________  Name:  _____________________________
                 (print)                                     (print)
Title:   ________________________________  Title:  Chairman  of  the  Board,
                                                   President  or  Vice President
Address: ________________________________  Address: ____________________________
         ===============================            ===========================

                                                                    EXHIBIT 10.9


                               SILICON VALLEY BANK

                             ANTIDILUTION AGREEMENT

         THIS ANTIDILUTION AGREEMENT is entered into as of July 30, 1999, by and between SILICON VALLEY BANK ("Purchaser") and SSE Telecom, Inc.

                                   RECITALS

         A. Concurrently with the execution of this Antidilution Agreement, the Purchaser is purchasing from the Company a Warrant to Purchase Common Stock (the "Warrant') pursuant to which Purchaser has the right to acquire from the Company the Shares (as defined in the Warrant).

         B. By this Antidilution Agreement, the Purchaser and the Company desire to set forth the adjustment in the number of Shares issuable upon exercise of the Warrant as a result of a Diluting Issuance (as defined in Exhibit A to the Warrant).

         C. Capitalized terms used herein shall have the same meaning as set forth in the Warrant.

                  NOW, THEREFORE, in consideration of the mutual promises, covenants and conditions hereinafter set forth, the parties hereto mutually agree as follows:

         1.    Definitions.  As used in this  Antidilution
Agreement,  the following  terms have the following  respective meanings:

                           (a)      "Option" means any right,  option,  or
warrant to subscribe for, purchase, or otherwise acquire common stock or Convertible Securities.

                           (b)      "Convertible Securities" means any evidences
of indebtedness, shares of stock, or other securities directly or indirectly convertible into or exchangeable for common stock.

                           (c)      "Issue" means to grant,  issue, sell,
or fix a record date for determining persons entitled to receive, any security (including Options), whichever of the foregoing is the first to occur.

                           (d)      "Additional Common Shares" means all common
stock (including reissued shares) issued (or deemed to be issued pursuant to Section 2) after the* date of the Warrant. Additional Common Shares does not include, however, any common stock issued in a transaction described in Sections 2.1 and 2.2 of the Warrant; any common stock Issued upon conversion of preferred stock outstanding on the date of the Warrant; the Shares; or**

*issue

*shares of common stock and/or options, warrants or other common stock purchase rights, and the common stock issued pursuant to such options, warrants or other rights (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) after the issue date of the Warrant to employees, officers or directors of, or consultants or advisors to the Company or any subsidiary pursuant to stock purchase or stock option plans or other arrangements that are approved by the Board of Directors of the Company; shares of common stock issued pursuant to the exercise of options, warrants or convertible securities outstanding as of the issue date of the Warrant.

                           (e)   n/a

         2. Deemed Issuance of Additional Common Shares. The shares of common stock ultimately Issuable upon exercise of an Option (including the shares of common stock ultimately Issuable upon conversion or exercise of a Convertible Security Issuable pursuant to an Option) are deemed to be Issued when the Option is Issued. The shares of common stock ultimately Issuable upon conversion or exercise of a Convertible Security (other than a Convertible Security Issued pursuant to an Option) shall be deemed Issued upon Issuance of the Convertible Security. The maximum amount of common stock Issuable is determined without regard to any future adjustments permitted under the instrument creating the Options or Convertible Securities.

         3.     Adjustment of Warrant Price for Diluting Issuances.

                  3.1 Weighted Average Adjustment. If the Company issues Additional Common Shares after the date of the Warrant and the consideration per Additional Common Share (determined pursuant to Section 9) is less than the Warrant Price in effect immediately before such Issue, the Warrant Price shall be reduced, concurrently with such Issue, to a price (calculated to the nearest hundredth of a cent) determined by multiplying the Warrant Price by a fraction:

         (a) the numerator of which is the amount of such common stock outstanding immediately before such Issue plus the amount of common stock that the aggregate consideration received by the Company for the Additional Common Shares* would purchase at the Warrant Price in effect immediately before such Issue, and



*(determined pursuant to Section 9)


                           (b)      the denominator of which is the amount of
common stock* outstanding immediately before such Issue plus the number of such Additional Common Shares.

*deemed outstanding (as defined in Section 3.3 below)

                  3.2 Adjustment of Number of Shares. Upon each adjustment of the Warrant Price, the number of Shares issuable upon exercise of the Warrant shall be increased to equal the quotient obtained by dividing (a) the product resulting from multiplying (i) the number of Shares issuable upon exercise of the Warrant and (ii) the Warrant Price, in each case as in effect immediately before such adjustment, by (b) the adjusted Warrant Price.

                      3.3  Securities Deemed  Outstanding.  For the purpose of
Section 3.1(b), the amount of common stock outstanding shall be the sum of (A) the number of shares of common stock actually outstanding, (B)the number of shares of common stock into which the then outstanding shares of preferred stock (if any) could be converted if fully converted on the day immediately preceding the given date, and (C) the number of shares of common stock which could be obtained through the exercise or conversion of all other rights, options and convertible securities outstanding on the day immediately preceding the given date.

         4.  No  Adjustment  for  Issuances   Following  Deemed  Issuances.   No
adjustment to the Warrant Price shall be made upon the exercise of Options or conversion of Convertible Securities.

         5.  Adjustment  Following  Changes in Terms of  Options or  Convertible
Securities. If the consideration payable to, or the amount of common stock Issuable by, the Company increases or decreases, respectively, pursuant to the terms of any outstanding Options or Convertible Securities, the Warrant Price shall be recomputed to reflect such increase or decrease. The recomputation shall be made as of the time of the Issuance of the Options or Convertible Securities. Any changes in the Warrant Price that occurred after such Issuance because other Additional Common Shares were Issued or deemed Issued shall also be recomputed.

         6. Recomputation Upon Expiration of Options or Convertible Securities. The Warrant Price computed upon the original Issue of any Options or Convertible Securities, and any subsequent adjustments based thereon, shall be recomputed when any Options or rights of conversion under Convertible Securities expire without having been exercised. In the case of Convertible Securities or Options for common stock, the Warrant Price shall be recomputed as if the only Additional Common Shares Issued were the shares of common stock actually Issued upon the exercise of such securities, if any, and as if the only consideration received therefor was the consideration actually received upon the Issue, exercise or conversion of the Options or Convertible Securities. In the case of Options for Convertible Securities, the Warrant Price shall be recomputed as if the only Convertible Securities Issued were the Convertible Securities actually Issued upon the exercise thereof, if any, and as if the only consideration received therefor was the consideration actually received by the Company (determined pursuant to Section 9), if any, upon the Issue of the Options for the Convertible Securities.

         7. Limit on Readjustments. No readjustment of the Warrant Price pursuant to Sections 5 or 6 shall increase the Warrant Price more than the amount of any decrease made in respect of the Issue of any Options or Convertible Securities.

         8. 30 Day Options. In the case of any Options that expire by their terms not more than 30 days after the date of Issue thereof, no adjustment of the Warrant Price shall be made until the expiration or exercise of all such Options.

         9. Computation of Consideration. The consideration received by the Company for the Issue of any Additional Common Shares shall be computed as follows:

               (a) Cash shall be valued at the amount of cash received by the Corporation, excluding amounts paid or payable for accrued interest or accrued dividends.

               (b) Property. Property other than cash shall be computed at the fair market value thereof at the time of the Issue as determined in good faith by the Board of Directors of the Company.

               (c) Mixed Consideration. If Additional Common Shares, Convertible Securities or rights or options to purchase either Additional Common Shares or Convertible Securities are issued or sold together with other stock or securities or other assets of the Company for a consideration which covers both, the consideration received by the Company shall be computed as the portion of the consideration so received that may be reasonably determined in good faith by the Board of Directors to be allocable to such Additiona Common Shares, Convertible Securities or rights or options.

               (d) Options and Convertible Securities. The consideration per Additional Common Share for Options and Convertible Securities shall be determined by dividing:

                           (i)      the total  amount,  if any,  received or
receivable by the Company for the Issue of the Options or Convertible Securities, plus the minimum amount of additional consideration (as set forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such consideration) payable to the Company upon exercise of the Options or conversion of the Convertible Securities, by

                           (ii)     the maximum  amount of common  stock (as set
forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such number) ultimately Issuable upon the exercise of such Options or the conversion of such Convertible Securities.

         10.      General.

                10.1 Governing Law. This Antidilution Agreement shall be governed in all respects by the laws of the State of California as such laws are applied to agreements between California residents entered into and to be performed entirely within California.

                10.2 Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

                10.3 Entire Agreement. Except as set forth below, this Antidilution Agreement and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.

                10.4 Notices, etc. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by first class mail, postage prepaid, certified or registered mail, return receipt requested, addressed (a) if to Purchaser at Purchaser's address as set forth below, or at such other address as Purchaser shall have furnished to the Company in writing, or (b) if to the Company, at the Company's address set forth below, or at such other address as the Company shall have furnished to the Purchaser in writing.

                10.5 Severability. In case any provision of this Antidilution Agreement shall be invalid, illegal, or unenforceable, the validity, legality and enforceability of the remaining provisions of this Antidilution Agreement shall not in any way be affected or impaired thereby.

                10.6 Titles and Subtitles. The titles of the sections and subsections of this Agreement are for convenience of reference only and are not to be considered in construing this Antidilution Agreement.

                10.7 Counterparts. This Antidilution Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

PURCHASER                                  COMPANY

SILICON VALLEY BANK                        SSE Telecom, Inc.

By:  _________________________________    By:  _______________________________
Name:  _______________________________    Name:_______________________________
                 (print)                                         (print)
Title:  ______________________________    Title: Chairman  of  the  Board,
                                                  President  or  Vice President
Address: _____________________________    Address:_____________________________
         ===============================           ============================