Form 10-K
period 1999-09-25
SSE TELECOM INC
filed 1999-12-27
CIK 808220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended September 25, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-16473

                                SSE TELECOM, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          52-1466297
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

       47823 Westinghouse Drive
          Fremont, California                                      94539
(Address of principal executive office)                         (Zip Code)

               Registrant's telephone number, including area code:
                                 (510) 657-7552

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, Par Value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 2, 1999 as reported on the Nasdaq National Market, was approximately $21,312,972. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On December 2, 1999, there were 6,137,441 shares of the Registrant's Common Stock issued.


                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's Notice of Annual Meeting of Stockholders and proxy statement for the Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

     (2) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended September 25, 1999.

                                     PART I

ITEM 1. BUSINESS

SSE Telecom, Inc.'s (the "Company" or "SSE Telecom" or "SSET") principal business is the manufacture and sale of satellite telecommunication equipment, which it provides to domestic and international service providers, system integrators and enterprises. The Company designs, manufactures and markets satellite communications products and systems for the transmission of voice, data, fax and video. The Company has recently refocused its engineering activities towards developing an Internet over satellite solution. This product, iP^3TM gateway, has been developed and demonstrated successfully. SSE Telecom has a large worldwide installed base.

The Company's principal executive offices and manufacturing operations are located in Fremont, California at 47823 Westinghouse Drive, Fremont, CA 94539-7437.

SATELLITE COMMUNICATION INDUSTRY OVERVIEW

Growing international demand for telecommunications capacity, technical innovation and deregulation trends continue to contribute to the growth in the worldwide satellite communications market. The growth is fueled by user requirements for information. Satellite communication systems are often a preferred medium for communications over a large geographic area and have specific advantages over traditional terrestrial networks in many applications. The industry is driven by the high launch rate of geostationary communications satellites for international applications.

The equipment portion of the satellite communications market is generally segmented into earth station and component submarkets. The earth station market is further divided into large, medium, small, very small aperture terminal ("VSAT") and mobile segments. The Company's primary product focus is on the small and medium segments of the market.

PRODUCTS

A satellite earth station system generally consists of three primary components:
(1) transceivers (2) modems and (3) antennas. SSE Telecom manufactures and sells two of the three key components for earth stations: transceivers and modems. These products are complex assemblies of devices and components designed to perform multiple-circuit functions in a single package. The Company's products, particularly transceivers, have a significant engineering content and require skilled technical labor for assembly and test. In addition to selling separate components, the Company designs and markets a wide range of integrated satellite hardware. The Company also selectively provides systems integration services to certain sophisticated end users of satellite earth station products. SSET is also in the process of developing its iP^3TM satellite Internet gateway product line. Products within this product line address protocol processing and routing functionality.

The Company offers various configurations of its products, including STAR satellite transceivers, modems, and T-series Tri-band transceivers. The Company is focused on combining its product capabilities into satellite communications solutions.

Transceivers

     Transceivers manufactured by the Company contain microwave downconverters, upconverters, frequency synthesizers and power amplifiers. SSE Telecom designs and manufactures, or procures from qualified outside vendors, all of these individual subassemblies of the transceiver. The transceivers are designed for worldwide use in satellite earth stations such as those using standards set by Intelsat and Eutelsat. SSE Telecom offers a variety of transceivers at X, C and Ku-band satellite frequencies. Specific power and frequency requirements may be adjusted to individual customer requirements.

     Transceiver options support many different types of specific applications and, therefore, prices may vary over a wide range. However, most of these products are standard elements of communications systems and, as such, are competitively priced.

Modems

     SSET manufactures a range of high performance satellite modems ranging from closed network modems that are ideal for asymmetrical internet application to fully featured open network IBS/IDR modems. The Company's modems and complementary redundancy switches provide voice, data, and video communications where industry standard modulation techniques and programmable coding options are required. These modems support industry standard BPSK, QPSK and 8PSK/TCM modulation methods.

Transportable Satellite Terminals

     SSET manufactures several configurations of small transportable terminals (Fly-Away earth stations) for X, C, and Ku as well as Tri-Band configurations. The transportable Tri-Band terminals are lightweight and designed to permit rapid change to X, C and Ku band frequencies with minimal changes to the physical configuration of the system. These are designed for maximum performance in a small package with quick and easy set up with no tools.

iP^3(TM)

     SSET is currently in the process of developing a product that would provide Internet gateway solutions over satellite. SSET recently demonstrated its iP^3 gateway which is a carrier-grade, integrated terminal consisting of an indoor unit (IDU), outdoor unit (ODU) and optional antenna. It provides IP (Internet Protocol) connectivity with a combination of scalability, flexibility, speed, bandwidth aggregation and remote SNMP (Simple Network Management Protocol) monitoring and control.

CUSTOMERS

Customers of the Company's products include domestic and international telecommunication systems integrators and service providers, private communication networks and foreign and domestic government agencies. These key customers represent a wide range of applications including internet access, business networks, government usage, training and distance learning. Companies in broadcast television also contribute to demand in some regions of the world. The Company's customer base includes a concentration of five customers which accounted for 40% of revenues in fiscal 1999. The U.S. Government and Nortel Dasa each accounted for 10% of revenues in fiscal 1999. The U.S. Government and Loral/Orion, Inc. each accounted for 10% of revenues in fiscal 1998. The U.S. Government accounted for 11% of revenues in fiscal 1997.

The evolving international markets continue to be an important source of revenue for the Company. Continued requirements for telephone and Internet service internationally drive the demand, particularly in the market segments addressed by the Company. Satellite systems are very well suited for quick installation of service in remote geographic regions and interface well with other transmission media. The Company has an installed base of products in over 110 countries. Direct export revenues accounted for 50% of the Company's revenues in fiscal 1999, 44% of the Company's revenues in fiscal 1998 and 45% of the Company's revenues in fiscal 1997. No individual geographic region represented a significant portion of revenues.

SALES, MARKETING AND CUSTOMER SUPPORT

SSET directs its marketing activities and programs toward domestic and international systems integrators of telecommunications equipment and to establishing direct relationships with certain substantial companies or government agencies who provide their own systems installations. The Company markets and supports its products through a direct sales force supplemented in international markets by independent sales representatives. Sales promotion is accomplished by direct mail, participation in domestic and international trade shows, advertising in industry and trade publications, telemarketing, and through the World Wide Web.

The Company believes an essential element of its marketing strategy is its establishment and maintenance of close relationships with its customers through multi-functional teams composed of technical, marketing, sales, training, and operations personnel. Field engineers, customer service representatives, application engineers and sales support personnel provide support services to customers. Customers receive direct support from customer service representatives throughout the order entry, manufacturing and delivery scheduling processes so that customer equipment specifications and scheduling needs are met. Warranty and repair services are administered by the same representatives, thus enhancing the continuity of customer support. Technical and service support is offered directly by personnel based in the USA, Europe and Asia, which ensures that the majority of the Company's worldwide customers can contact a representative during business hours. Most support services are provided through direct contact via telephone, e-mail and facsimile. When appropriate, technical and training support is also provided in the field at customer sites. Customers may also receive training at the Company's facilities.

MANUFACTURING

The Company manufactures its products in Fremont, California. This facility is certified ISO 9001 compliant. The primary manufacturing focus during fiscal 1999 was to improve the manufacturability and reliability of transceiver and modem products that had been introduced in late 1996 and in 1997. The STAR transceivers are the Company's advanced satellite transceiver product line and utilize Monolithic Microwave Integrated Circuit (MMIC) technology. During fiscal 1999 SSET outsourced its modem product line as well as subassembly build of the STAR transceiver product line. As a result, the Company's manufacturing operations are currently focused on integration and final testing of its products and systems.

COMPETITION

The satellite communications equipment market is competitive and the Company expects that competition will increase. Significant competitive factors include price, quality, delivery, product performance and features, timing of new product introductions by the Company and its competitors, and customer service and support. The Company believes it competes favorably in each of these areas. Price pressure is expected to continue in the satellite market in the foreseeable future. The Company's future gross margin is dependent upon its ability to reduce costs in line with or faster than declines in sales prices on current products and the successful introduction and launch of its new iP^3(TM) platform product line.

RESEARCH AND DEVELOPMENT AND SUSTAINING ENGINEERING

The Company's research and development efforts focus on new product development, enhancing features on existing products, and sustaining engineering on mature products. Research and development expenses were approximately $4.0 million, or 18.1% of revenue during fiscal 1999, $5.6 million, or 15.3% of revenue in fiscal 1998, and $5.1 million, or 11.1% of revenue in fiscal 1997. The decrease in dollars from fiscal 1998 to fiscal 1999 reflects an overall reduction in employees involved in research and development and in material and services related to research and development. While the Company reduced research and development expenditures in fiscal 1999, it has also refocused its efforts from sustaining activities for current products to the development of new product platforms and to the Company's outsourcing initiatives. A shift in emphasis from basic RF transceiver and modem products to the development of software feature-rich offerings has also resulted in a skill mix adjustment within product development. A new product line, released in the first quarter of fiscal 2000, positions the Company to exploit the demand for integrated communications terminals optimized for internet-over-SATCOM applications. The new product line has a higher software content allowing higher projected gross profit per unit and a more cost-effective feature upgrade capability. Support of the existing product line and customer base will be continued with the planned addition of personnel specifically focused on the sustaining engineering and application engineering efforts.

PERSONNEL

On September 25, 1999, the Company employed a total of ninety-four regular employees and six temporary employees. The Company's employees are not represented by a labor organization nor is the Company party to any collective bargaining agreement. The Company has never experienced an employee strike or work stoppage. In fiscal 1999, the Company implemented a strategic plan encompassing the outsourcing of non-strategic elements of the business which necessitated reduction in force activities affecting seventy-five employees. The Company provided forty-six hours of High Powered Work Team training, partially funded under a State of California Employment Training Panel grant in fiscal 1999. The Company continues to provide a competitive benefit package including stock option grants for all employees, health care benefits, personal paid time off, 401(k) with employer match, flexible spending accounts and employee stock purchase plan. The Company considers its relationship with its employees to be good.

BACKLOG

SSE Telecom had a backlog of firm orders of $3.2 million at September 25, 1999, and management expects all of the orders to be delivered within fiscal 2000. The current backlog compares to a backlog of $5.9 million at September 26, 1998 and $11.0 million at September 27, 1997. The decrease in backlog in 1999 was due to lower order bookings primarily due to economic conditions in Latin America and Asia, in addition to reduced U.S. Government demand. The backlog is generally representative of the historical product and customer mix. Backlog as of December 4, 1999 was approximately $4.6 million.

Timing differences from year to year as to the receipt of large orders and changes in factory production make meaningful year to year comparisons of backlog difficult.

FOREIGN CURRENCY

All contracts with foreign customers are negotiated in United States dollars.

RISK FACTORS

Information contained in this document contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key consumers in international sales could cause actual results to differ from those described in these statements and prospective investors and stockholders should carefully consider these factors in evaluating these forward-looking statements. The risks and uncertainties described below are no the only ones facing SSET. Additional risks and uncertainties not presently known to the Company, or those currently considered immaterial, may also harm the Company. Particular factors that may affect future financial results are:

Market Acceptance of Products

     The market for SSET's products is subject to technological change, new product introductions and continued market acceptance. Current competitors or new market entrants may develop new products with features that could cause a significant decline in sales, price reductions or loss of market acceptance of SSET's existing and future products. SSET's success will depend, among other factors, upon its ability to enhance its existing products and to introduce new products on a timely basis. In particular, SSET's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of its iP^3(TM) platform which was recently introduced. To date, SSET has made no commercial shipments of these products. This product line may require additional development work, enhancement, testing or further refinement before it can be introduced and made commercially available. If iP^3(TM) has performance, reliability, quality or other shortcomings, then the product could fail to achieve market acceptance. The failure by SSET's new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause SSET to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on SSET's reputation and financial performance.

Emerging Market For Internet-Over-Satellite Communications

     Since approximately the second half of fiscal 1999, SSET has shifted emphasis away from its previous RF transceiver and modem products to the development and marketing of Internet-over-satellite products and applications. The market for Internet-over-satellite communications products is only beginning to emerge. SSET's future success will be largely dependent on the demand for Internet-over-satellite communications products in general, and upon SSET's ability to develop and introduce new products and technologies that meet customer requirements. SSET faces challenges in demonstrating the value of its Internet-over-satellite communications products. If SSET is unable to successfully educate potential customers as to the value of, and thereby obtain broad market acceptance for, its products, it will continue to rely primarily on selling existing products to its base of existing customers, which will significantly limit any opportunity for growth. To the extent that a specific method other than SSET's is adopted as the standard for implementing Internet-over-satellite communications, sales of SSET's planned products in that market segment would be adversely impacted, which would have a material adverse effect on SSET's business. In addition, the commercial success of SSET's Internet-over-satellite communications products will depend, in part, upon a robust commercial industry and infrastructure for providing access to public switched networks, such as the Internet. The infrastructure or complementary products necessary to make these networks into viable commercial marketplaces may not be fully developed, and once developed, these networks may not become viable commercial marketplaces.

Potential Fluctuations in Quarterly Operating Results

     SSET's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of SSET's product line of STAR satellite transceivers and SSET's high speed high data rate modems, delays in the delivery of SSET's products, delays in the closing of sales, performance of SSET's suppliers, new product introductions, such as iP^3(TM), and product enhancements by SSET or its competitors, the prices of SSET's or its competitors products, the mix of products sold, manufacturing costs, the level of warranty claims and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect SSET's operating results for such period, and such price pressure over an extended period could materially adversely affect SSET's long term profitability. SSET expects that the gross margin for existing products will continue to be under pressure to decline due to price reductions as well as continuing competitive price pressure in the satellite telecommunication equipment market. SSET's ability to maintain or increase net revenues and gross margin will depend upon its ability to increase unit sales volumes, reduce manufacturing costs and introduce new products or product enhancements. SSET typically ships a substantial amount of its products near the end of each quarter. Accordingly, SSET's net revenues for any particular quarter cannot be predicted with any degree of accuracy. In addition, SSET has, in the past, experienced delays with shipping its products which has caused its revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter. Due to all of the foregoing factors, it is likely that in some future quarter SSET's operating results will be below the expectations of public market analysts and investors. In such event, the price of SSET's Common Stock may decrease significantly.

Product Concentration

     Sales of SSET's STAR transceivers accounted for approximately 45% of net revenues in fiscal 1999. SSET anticipates that its STAR transceivers will continue to account for a substantial portion of its net revenues during fiscal 2000. Any factor adversely affecting the demand or supply for the STAR transceiver product line could materially adversely affect SSET's business and financial performance.

Limited Number of Principal Customers

     Sales of SSET's products are concentrated in a small number of customers. For fiscal 1999, the largest five customers accounted for 40% of sales. SSET expects that revenues from a relatively small number of customers will continue to account for a significant portion of revenue through fiscal 2000. There can be no assurance that SSET will realize equivalent sales from their top customers in the future. The loss of any existing customer or a significant reduction in the level of sales to any existing customer could have a material adverse effect on SSET's business, financial condition and results of operations.

Dependence on Suppliers

     SSET's manufacturing operations are highly dependent upon the timely delivery of quality components, subassemblies, assemblies and other equipment by outside suppliers. From time to time SSET has experienced delivery delays from key suppliers which impacted sales. In addition, as was experienced in 1998 and 1997, certain vendor supplied materials may have quality issues which could impact sales and increase customer support costs. There can be no assurance that SSET will not experience material supply problems or component issues in the future.

Competition

     The market for satellite telecommunication equipment is highly competitive and subject to rapid technological change. SSET competes with a number of companies that manufacture components of satellite earth station systems similar to those manufactured by SSET. Certain of these companies have substantially greater financial resources and production, marketing, engineering and other capabilities than SSET with which to develop, manufacture, market and sell their products. SSET believes that its ability to compete successfully will depend on a number of factors both within and outside its control, including price, quality, delivery, product performance and features, timing of new product introductions by SSET and customer service and support.

     SSET expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by existing competitors and the entry of new competitors into the satellite telecommunication equipment market has in the past and may in the future cause SSET to reduce the prices of its products. SSET expects this increased competitive pressure to lead to intensified price-based competition, resulting in lower prices and may result in lower gross margins which would adversely affect SSET's business, financial condition and results of operations.

Attraction and Retention of Qualified Personnel

     SSET's manufacturing and development capabilities are highly dependent upon hiring and retaining the required technical personnel. In particular, SSET will need to hire additional qualified engineering and other employees in order to continue the timely development of its iP^3TM product line. SSET competes for such personnel with other companies, government entities and organizations. From time to time SSET has experienced difficulties in recruiting and retaining key qualified personnel which impacted operations. SSET may experience personnel resource problems in the future.

Lengthy Sales Cycle

     Sales of SSET's products often involve, or are integral components of, significant capital commitments by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with SSET's products is often lengthy and subject to a number of significant risks over which SSET has little or no control. SSET is often required to ship products shortly after it receives orders and, consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. SSET typically plans its production and inventory levels based on internal forecasts  of  customer  demand,  which are  highly
     unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, as it has at times in the past, SSET's financial condition and results of operations would be materially and adversely affected. In addition, SSET's operating expenses are based on anticipated revenue levels and a high percentage of SSET's expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is possible that in the future SSET's operating results will be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to SSET's business, the price of SSET's Common Stock would likely be materially adversely affected.

Risks Associated with International Sales

     SSET plans to continue to expand its foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export control laws, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since SSET's foreign sales are denominated in U.S. dollars, SSET's products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted. SSET's ability to compete successfully in foreign countries is dependent in part on SSET's ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. SSET does not have long-term relationships with any of its value added resellers and distributors and, therefore, has no assurance of a continuing relationship within a given market.

Year 2000

     SSET is aware that many existing Information Technology ("IT") systems, such as computer and software products, as well as non-IT systems that included embedded technology, were not designed to correctly process data after December 31, 1999. SSET has created a Year 2000 project team to review and evaluate SSET's products, computer systems, test equipment systems and other non-IT systems. SSET has modified or replaced portions of its software so that its computer and non-IT systems will properly utilize dates beyond 1999. SSET believes that with the modifications and conversions to new software, the Year 2000 issue has been mitigated, and anticipates the test phase of all Year 2000 efforts to be completed in December 1999. SSET has also initiated discussions with its suppliers regarding their plans to investigate and address their Year 2000 problems, if any. Failures by SSET's suppliers' computer systems could adversely affect the demand for its products. There can be no assurance that the systems of other companies on which SSET's systems, services, and products rely will be timely converted, or that any such failure to convert by another company would not have an adverse affect on SSET's business, financial condition or results of operations.

     SSET has been using both external and internal resources to upgrade its commercial software programs for the Year 2000 issue. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on SSET's operations. The total remaining estimated cost for addressing the Year 2000 issue is not expected to be material to SSET's operations and is included in SSET's operating budget. All remaining Year 2000 issue costs will be funded through operating cash flows.

     As the efforts of the Year 2000 project team continue, SSET may identify situations that present material Year 2000 risks that will require substantial time and material expense to address. In addition, if any customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on SSET's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from SSET's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of SSET's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems experienced by any of SSET's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to SSET, such delay or interruptions could have a material adverse effect on SSET's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect SSET. Although the Year 2000 project team has not determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on SSET's business, financial condition and results of operations.

     SSET's Year 2000 project team's activities have included the development of contingency plans in the event SSET has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 project team has developed contingency plans in the event that any third parties who provide goods and services essential to SSET's business fail to appropriately address their Year 2000 issues. There can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on SSET's business, financial condition and results of operations

ITEM 2. PROPERTIES

SSET leases a facility of 51,500 square feet at 47823/29/35 Westinghouse Drive, Fremont, California. The Company occupies 32,600 square feet and subleases 18,900 to two companies. The Company maintains its executive offices in the Fremont facility at 47823 Westinghouse Drive, Fremont which also houses manufacturing, administration, and research and development. The lease on the facility expires June 2001. SSE Telecom also leases a facility of 7,000 square feet in Phoenix, Arizona that was once occupied by SSE Datacom. This facility is not currently utilized and the Company is actively marketing the facility for sublease.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation and is not aware of any litigation that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company has one series of common stock, $.01 par value, the holders of which have full voting rights. At December 2, 1999, there were approximately 148 holders of record of the Company's common stock. This number is based upon the number of stockholders of record as reported by the American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

The Company's common stock is listed on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the trading symbol "SSET" and is listed in the Wall Street Journal and other newspapers. The following table sets forth representative high and low closing prices in the NASDAQ system for the specified periods.

               1999                          High              Low
               ----                          ----              ---
               First quarter                $2.19            $1.25
               Second quarter                2.63             1.25
               Third quarter                 1.50             1.13
               Fourth quarter                3.19             1.50

               1998                          High              Low
               ----                          ----              ---
               First quarter                $7.25            $4.56
               Second quarter                4.94             3.50
               Third quarter                 4.84             3.50
               Fourth quarter                2.75             1.31

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

RECENT SALES OF UNREGISTERED SECURITIES

In fiscal 1999, the Company appointed Mr. Frank Trumbower Chairman of the Board. In connection with Mr. Trumbower's appointment and consultant responsibilities, the Company and Mr. Trumbower entered into, among other things, (i) a common stock purchase agreement dated May 13, 1999 pursuant to which Mr. Trumbower purchased and the Company sold an aggregate of 50,000 shares of the Company's Common Stock at a purchase price of $1.125 per share, the fair market value of the stock on the date of purchase, and (ii) a nonqualified stock option agreement to purchase 70,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, which exceeded the fair market value of the stock on the date of grant. The sale and issuance of the common stock was deemed exempt from registration under the Securities Act by virtue of Rule 4(2) or Rule 506 under Regulation O promulgated thereunder. With respect to grant of the stock option, an exemption from registration was unnecessary in that it did not involve a "sale" of securities as that term is used in Section 2(3) of the Securities Act.

In the fourth quarter of fiscal 1999, the Company entered into a financing agreement, among other things, with Silicon Valley Bank for a $5.0 million revolving line of credit. In lieu of $25,000 in fees the Company issued a warrant to purchase 9,766 shares of Common Stock to Silicon Valley Bank with an exercise price of $2.56 per share, the fair market value of the stock on the date of issue. The sale and issuance of the common stock was deemed exempt from registration under the Securities Act by virtue of Rule 4(2) or Rule 506 under Regulation O promulgated thereunder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            FISCAL YEARS ENDED
                                          --------------------------------------------------------
                                            1999        1998        1997        1996        1995
                                          --------    --------    --------    --------    --------
                                                    (in thousands, except per share data)
OPERATIONS:
 REVENUE                                  $ 22,012    $ 36,739    $ 45,764    $ 46,220    $ 33,569
   Cost of revenue                          21,322      34,618      36,431      33,697      22,952
                                          --------    --------    --------    --------    --------
 GROSS MARGIN                                  690       2,121       9,333      12,523      10,617

 OPERATING EXPENSES:
   Research and development                  3,983       5,622       5,071       4,179       2,958
   Marketing, general and administrative     7,648       8,681       9,512       7,721       5,829
   Write-off of acquired in-process R&D         --          --          --       1,404          --
   Acquisition related asset write down         --          --          --       1,105          --
   Restructuring                                --       1,236         850          --          --
                                          --------    --------    --------    --------    --------
 OPERATING (LOSS) INCOME                   (10,941)    (13,418)     (6,100)     (1,886)      1,830
   Net (gain) on sale of investments        (5,598)    (10,020)     (3,730)     (2,584)         --
   Net loss (gain) on sale of assets           103      (5,094)         --          --          --
   Net interest expense                        146         411         524         479         223
   Other (income) expense                     (286)        133          14          --          94
                                          --------    --------    --------    --------    --------
 INCOME (LOSS) BEFORE INCOME TAXES          (5,306)      1,152      (2,908)        219       1,513
   Provision (benefit) for income taxes        439         484      (1,018)         88         414
                                          --------    --------    --------    --------    --------
 NET INCOME (LOSS)                        $ (5,745)   $    668    $ (1,890)   $    131    $  1,099
                                          ========    ========    ========    ========    ========
 NET INCOME (LOSS) PER SHARE:
   Basic net income (loss) per share      $  (0.99)   $   0.12    $  (0.32)   $   0.02    $   0.20
                                          ========    ========    ========    ========    ========
   Diluted net income (loss) per share    $  (0.99)   $   0.12    $  (0.32)   $   0.02    $   0.20
                                          ========    ========    ========    ========    ========
   Cash dividends paid

   Shares used in computing basic
     net income (loss) per share             5,818       5,743       5,820       5,368       5,370
                                          ========    ========    ========    ========    ========
   Shares used in computing diluted
     net income (loss) per share             5,818       5,744       5,820       5,595       5,587
                                          ========    ========    ========    ========    ========
 BALANCE SHEET
   Total current assets                   $ 19,859    $ 20,883    $ 28,547    $ 27,214    $ 21,874
   Total assets                             22,508      31,049      47,557      55,263      37,823
   Total current liabilities                 7,509      10,490      14,823      11,238       4,222
   Total long-term liabilities               2,229       2,381       9,191      12,737      14,044
   Stockholders' equity                     12,770      18,178      23,543      31,288      19,557

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

OVERVIEW

Fiscal 1999 was a challenging year for SSE Telecom. The Company's financial results were adversely impacted by unfavorable international economic conditions, market pressure on prices, and first quarter production problems related to both the transceiver and modem product lines.

As a result, the Company implemented a number of strategic initiatives. These initiatives included outsourcing of non-strategic activities such as the manufacture of modem products and certain subassemblies for STAR transceiver products and the development of a new product focusing on the Internet over satellite market. The Company has completed the outsourcing of its modem and transceiver products and the Company's manufacturing operations are currently focused on integration and final test of products and systems. In addition, the Company has accelerated its investment in the development and marketing of its new product, iP3TM, and has released basic versions to prospective customers in the first quarter of fiscal 2000.

The Company financed its research and development and outsourcing efforts, in part, by the sale of $8.2 million of EchoStar Communication Corporation ("Echostar") common stock owned by the Company.

The Company's backlog at September 25, 1999 was $3.2 million. This was a 46% decrease from September 26, 1998 backlog of $5.9 million, and a 71% decrease from the September 27, 1997 backlog of $11.0 million. The decrease was due to several factors, including decreased demand in the satellite communications market in general, particularly impacted by poor economic conditions in Latin American and Asia, a decrease in orders from the U.S. Government, and difficulties in factory throughput experienced early in the year.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS 1999, 1998 AND 1997

REVENUE: Revenues were $22.0 million for fiscal 1999 as compared to $36.7 million in fiscal 1998 and $45.8 million in fiscal 1997, representing a decrease from 1998 to 1999 of 40.0% compared to a decrease of 19.7% from 1997 to 1998. The decline in revenue for fiscal 1999 is attributable to lower bookings resulting from negative market conditions in Latin America and Asia, price pressures in the overall satellite communications market and a decline in U.S. Government orders.

GROSS MARGIN: The gross margin was $690,000 or 3.1% of revenues in fiscal 1999, compared to $2.1 million or 5.8% of revenues in fiscal 1998 and $9.3 million or 20.4% of revenues in fiscal 1997. The gross margin decline in fiscal 1999 was due to the reduced unit volume in the Company's transceiver and modem products, higher rework and warranty costs related to STAR transceivers, and a decline in the average selling price of the Company's products. Gross margin decrease in 1998 was due to manufacturing problems in the Company's transceiver product line, a $3.9 million expense associated with the elimination of obsolete products, and a decline in the average selling price of the Company's products.

OPERATING EXPENSES: Research and development spending was $3.9 million in fiscal 1999, compared to $5.6 million in fiscal 1998, and $5.1 million in fiscal 1997. Research and development expenses as a percentage of sales were 18.1%, 15.3% and 11.1% in fiscal 1999, 1998 and 1997, respectively. The dollar decrease in fiscal 1999 was due to a reduction of engineering effort related to sustaining current products and to a refocusing of the development efforts towards a specific new product platform, iP^3TM, demonstrated in the fourth quarter of calendar 1999. This resulted in overall reduced research and development headcount and related expenses. In fiscal 1998, the increase in research and development expense over fiscal 1997 was due to the Company's continued sustaining engineering and improved manufacturability efforts on the STAR product line, development of advanced digital modem products, and increased system content in various products. The Company plans to continue its commitment to research and development in fiscal 2000.

Marketing, general and administrative expenses were $7.6 million or 34.7% of revenues in fiscal 1999, compared to $8.7 million or 23.6% of revenues in fiscal 1998, and $9.5 million or 20.8% of revenues in fiscal 1997. The dollar decrease in fiscal 1999 from fiscal 1998 was in part due to a one time charge of $500,000 recognized for the reorganization and refocusing of the Company in fiscal 1998. In addition, in fiscal 1999 expenses were lower for outside services, management incentives, and recruitment costs. The decrease in absolute dollars in fiscal 1998 from fiscal 1997 was due to the reduction of expenses as a result of the consolidation in June 1997 of the Company's operations in Arizona. The Company's investment in its marketing, general and administrative functions may vary as a percentage of sales in the future.

The fiscal 1998 restructuring expenses of $1.2 million principally includes charges associated with the closing and relocation of its modem development facility from Scottsdale, Arizona to Fremont, California, staffing adjustments and severance payments. The fiscal 1997 restructuring expense was for charges associated with the consolidation of the Company's manufacturing facilities and consisted of a write down for certain intangibles acquired as part of the purchase of the assets of Fairchild Data Corporation in fiscal 1996, severance for employees and other various costs incurred in transferring the manufacturing capability in Scottsdale, Arizona and consolidating it with the transceiver product line in Fremont, California.

GAIN ON SALES OF INVESTMENTS: During fiscal 1999, the Company sold 183,900 shares of class A common stock (the "Stock") of Echostar. The Stock was acquired in December 1994 in exchange for the Company's 91.2% interest in Directsat Corporation, a direct broadcast satellite licensee and from the exchange of the Company's investment in MEDIA4, Inc (see Note 4). The Company realized a pre-tax gain of approximately $5.6 million, net of commission and transaction expenses, on the sale of the Stock in fiscal 1999. The proceeds generated from these sales were used for repayment of convertible debentures payable to Echostar, and to fund general working capital requirements. A pre-tax gain of approximately $10.0 million and $3.7 million, net of commission and transaction expenses, was realized on the sale of shares of Echostar Stock in fiscal 1998 and fiscal 1997, respectively. As of September 25, 1999, the Company held a total of 50,536 shares of Echostar Stock. Echostar has announced a 2 for 1 stock split for holders of record on October 18, 1999.

SALES OF ASSETS: In fiscal 1999 the Company recognized a $103,000 loss on the sale of assets. In fiscal 1998 the sale of the Company's investment in Corporate Telecom Services ("CTSI") generated a pre-tax gain of $5.1 million.

NET INTEREST EXPENSE: Net interest expense was $146,000, $411,000 and $524,000 in fiscal 1999, 1998 and 1997, respectively. The decrease in interest expense during fiscal 1999 compare to fiscal 1998 reflects lower levels of borrowing throughout the year and repayment of convertible notes payable outstanding at September 26, 1998. During fiscal 1999, 1998, and 1997 the Company had earned interest income, which lowered net interest expense.

PROVISION FOR INCOME TAXES: The Company's effective income tax rate was (8%), 42% and (35%) in fiscal 1999, 1998 and 1997 respectively. In fiscal 1999 the Company has recorded a tax provision on pretax losses principally because of the limitations on net operating loss carrybacks and a valuation allowance provided on deferred tax assets due to lack of sufficient assurance that deferred tax assets will be realized in future periods. The higher tax rate in fiscal 1998 was principally due to an increase in state taxes from the gain on sale of CTSI. The income tax benefit for fiscal 1997 relates principally to the federal tax effect of that year's loss.

LIQUIDITY AND CAPITAL RESOURCES: At September 25, 1999, the Company had working capital of $12.3 million, including cash and cash equivalents of $3.8 million compared to working capital at September 26, 1998 of $10.4 million, including cash and cash equivalents of $3.3 million.

Net cash used in operating activities was $4.2 million in fiscal 1999 compared to $4.8 million and $3.4 million in fiscal 1998 and 1997, respectively. Cash used in operations in fiscal 1999 was principally due to operating losses, partially offset by decreases in accounts receivable and inventories. Cash used in operations in fiscal 1998 was principally due to operating losses, decrease in accounts payable and non-cash charges, partially offset by decreases in accounts receivable, inventory, other assets and a non-cash consolidation charge.

The Company's investing activities provided $7.9 million in fiscal 1999 as compared to $12.9 million in fiscal 1998 and $2.7 million in 1997. The cash provided in fiscal 1999 resulted from the sales of Echostar common stock. The cash provided in fiscal 1998 resulted from the sale of Echostar common stock and the proceeds from the sale of CTSI to Western Wireless Corporation, partially offset by purchases of equipment and MEDIA4 convertible debentures. The Company financed a portion of its operating cash requirements and the repayment of outstanding debt from the sale of assets and long-term investments.

The Company's financing activities used $3.3 million in fiscal 1999. Financing activities in fiscal 1999 included $2.0 million for repayment of outstanding line of credit obligations and $1.2 million for repayment of convertible debentures. Financing activities in fiscal 1998 included the expenditure of $5.2 million primarily for repayment of the Company's 6-1/2% convertible subordinated debentures to Echostar and repayments on the Company's bank line-of-credit.

During fiscal 1999 the Company sold its MEDIA4, Inc. investment to Echostar in exchange for 77,769 share of Echostar common stock. Set Note 4 in the Notes to Consolidated Financial Statements.

At September 25, 1999, the Company's principal sources of liquidity consisted of $3.8 million in cash and cash equivalents. On July 30, 1999 the Company entered into a credit facility which allows for a line-of-credit of $5.0 million. Funds borrowed under the line-of-credit bear interest at prime plus 2.0%. See Note 5 under Notes to Consolidated Financial Statements.

A principal source of financing is the Company's holdings of Echostar common stock which is subject to the volatility of the stock market. On September 25, 1999 the Company held 50,536 shares of Echostar stock with a value of $4.5 million and an unrealized gain, net of tax, of approximately $2.0 million recorded in stockholders' equity.

The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its lines of credit will be adequate to meet its requirements for working capital, capital expenditures, debt service and external investment for the foreseeable future. Due to trading constraints on the ability to sell Echostar shares and potential volatility of the value of the stock, there could be a significant reduction in funding available from the liquidation of Echostar stock.

YEAR 2000

The Company is aware that many existing Information Technology ("IT") systems, such as computer and software products, as well as non-IT systems that included embedded technology, were not designed to correctly process data after December 31, 1999. The Company has created a Year 2000 project team to review, and evaluate the Company's products, computer systems, test equipment systems and other non-IT systems. The Company determined that it was necessary to modify or replace portions of its software so that its IT and non-IT computer systems will properly utilize dates beyond 1999. The Company believes that with the modifications and conversions to new software, the Year 2000 issue has been mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company has also initiated discussions with its suppliers regarding their plans to investigate and address their Year 2000 problems, if any. Failures by the Company's suppliers' computer systems could adversely affect the demand for its products. There can be no assurance that the systems of other companies on which the Company's systems, services, and products rely will be timely converted, or that any such failure to convert by another company would not have an adverse affect on the Company's business financial conditions or results of operations.

The Company has been using both external and internal resources to upgrade its commercial software programs for the Year 2000 issue. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The total remaining estimated cost for addressing the Year 2000 issue is not expected to be material to the Company's operations and is included in the Company's operating budget. All remaining Year 2000 issue costs will be funded through operating cash flows.

As the efforts of the Year 2000 project team continue, the Company may identify situations that present material Year 2000 risks that will require substantial time and material expense to address. In addition, if any customers, suppliers or service providers fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and results of operations. For example, because a significant percentage of the purchase orders received from the Company's customers are computer generated and electronically transmitted, a failure of one or more of the computer systems of the Company's customers could have a significant adverse effect on the level and timing of orders from such customers. Similarly, if Year 2000 problems experienced by any of the Company's significant suppliers or service providers cause or contribute to delays or interruptions in the delivery of products or services to the Company, such delay or interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although the Year 2000 project team has not determined the most likely worst-case Year 2000 scenarios or quantified the likely impact of such scenarios, it is clear that the occurrence of one or more of the risks described above could have a material adverse effect on the Company's business, financial conditions or results of operations.

The Company's Year 2000 project team's activities have included the development of contingency plans in the event the Company has not completed all of its remediation programs in a timely manner. In addition, the Year 2000 project team has developed contingency plans in the event that any third parties who provide goods and services essential to the Company's business fail to appropriately address their Year 2000 issues. There can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," at the beginning of fiscal 1999. The adoption had no impact on net income or total stockholders' equity. Comprehensive income consists of net income and net unrealized gain on available-for-sale investments. Comprehensive income is presented in the Consolidated Statements of Stockholders' Equity.

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999. This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has evaluated the effects of this change on its reporting of segments and has made the determination that it has one reportable segment.

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivatives Instruments and Hedging Activities" was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently assessing the impact of the adoption of this statement on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On October 14, 1998 Echostar announced it had signed a letter of intent to acquire MEDIA4 through the exchange of Common Stock. On February 1, 1999 in connection with the purchase by Echostar of MEDIA4 the Company sold its interest in MEDIA4 in exchange for 77,769 shares of Echostar common stock. On March 30, 1999 the Company sold 40,000 shares of Echostar stock. On July 19, 1999 Echostar effected a 2-for-1 split of common stock for stockholders of record at the close of business on July 1, 1999. On September 9, 1999 the Company sold 25,000 shares of Echostar common stock. As of September 25, 1999 the Company had 50,536 shares remaining with the closing price on that date of $89.50. Echostar effected a 2 for 1 stock split for holders of record on October 18, 1999. The 52 week range for Echostar's Common Stock as of December 2, 1999, giving retroactive effect to stock splits, was a low of $9.56 and a high of $80.00. Subsequent to the fiscal year end and the October 18, 1999 stock split, the Company has sold 30,400 shares and has 70,672 shares remaining as of December 2, 1999 with a fair market value of approximately $5.0 million based on the closing price.

At September 25, 1999, the Company was operating under a credit facility with outstanding borrowings of $0.9 million. This facility allows for a $5.0 million operating line-of-credit. Funds borrowed under this line-of-credit bear interest at prime plus 2.00% (prime rate was 8.25% at September 25, 1999). Certain assets of the Company secure the line-of-credit and the Company is required under this line-of-credit to be in compliance with a tangible net worth covenant. The credit agreement expires July 30, 2001.

The Company's exposure to market risk due to fluctuations in interest rates primarily relates to the Company's credit facility. If market interest rates were to increase immediately and uniformly by 10% from levels prevailing at September 25, 1999, the fair value of the debt obligations would not change materially. The company does not use derivative financial instruments to mitigate interest rate risk.

Notwithstanding the analysis of the direct effects of interest rate risk, the indirect effects of fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, worldwide demand for the Company's products could be effected by interest rate fluctuations that could change the buying patterns of the Company's customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders of

SSE Telecom, Inc.

We have audited the accompanying consolidated balance sheets of SSE Telecom, Inc. and subsidiaries ("Company") as of September 25, 1999 and September 26, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for years then ended. Our audits also included the financial statement schedule for each of the two years in the period ended September 25, 1999 and September 26, 1998 listed at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such 1999 and 1998 consolidated financial statements present fairly, in all material respects, the financial position of SSE Telecom, Inc. and subsidiaries at September 25, 1999 and September 26, 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended September 25, 1999 and September 26, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Deloitte & Touche LLP

San Jose, California
November 24, 1999

                  REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SSE Telecom, Inc.

We have audited the accompanying consolidated statements of operations, cash flows, and stockholders' equity of SSE Telecom, Inc. for the year ended September 27, 1997. Our audit also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes asssessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SSE Telecom, Inc. for the year ended September 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/ Ernst & Young LLP
San Jose, California
December 4, 1997

                                SSE Telecom, Inc.
                           Consolidated Balance Sheets
                (dollars in thousands, except per share amounts)

                                                                  September 25,   September 26,
                                                                      1999            1998
                                                                    --------        --------
Assets
Current Assets:
  Cash and cash equivalents                                         $  3,828        $  3,327
  Accounts receivable (net of allowance for doubtful accounts
    of $584 and $781 in 1999 and 1998, respectively)                   4,337           5,396
  Related party accounts receivable                                       17             306
  Inventories                                                          4,184           8,894
  Deferred tax assets                                                  2,723           2,762
  Short-term investments                                               4,523              --
  Other current assets                                                   247             198
                                                                    --------        --------
        Total current assets                                          19,859          20,883

Property, equipment and leasehold improvements, at cost
  Equipment                                                            7,148           7,520
  Furniture, fixtures and leasehold improvements                       4,659           4,172
                                                                    --------        --------
                                                                      11,807          11,692
Less accumulated depreciation and amortization                         9,298           8,109
                                                                    --------        --------
Property, equipment and leasehold improvements, net                    2,509           3,583
Long-term investments                                                     --           6,583
Notes receivable from employees                                          140              --
                                                                    --------        --------
        Total assets                                                $ 22,508        $ 31,049
                                                                    ========        ========
Liabilities and Stockholders' Equity
Current Liabilities:

  Line of credit                                                    $    907        $  2,229
  Accounts payable                                                     2,689           3,028
  Related party accounts payable                                         601             717
  Accrued salaries and employee benefits                                 753           1,217
  Warranty                                                             2,312           1,696
  Other accrued liabilities                                               57             454
  Income taxes payable                                                    81             342
  Current portion of capital lease liability                             109             109
  Current portion of convertible notes payable                            --              82
  Current portion of bank note payable                                    --             616
                                                                    --------        --------
        Total current liabilities                                      7,509          10,490

Deferred tax liabilities                                               2,029             930
Convertible notes payable                                                 --           1,139
Capital lease liability                                                  200             312
Commitments and contingencies (Notes 8 and 9)
Stockholders' Equity:
  Common stock $.01 par value per share
    (30,000,000 shares authorized; 6,107,457 and 5,984,281 shares
    issued in 1999 and 1998, respectively)                                61              60
  Additional paid in capital                                          12,739          12,579
  Treasury stock (at cost, 224,643 shares in 1999 and 1998)           (1,782)         (1,782)
  Retained earnings (accumulated deficit)                               (242)          5,503
  Accumulated other comprehensive income                               1,994           1,818
                                                                    --------        --------
  Total stockholders' equity                                          12,770          18,178
                                                                    --------        --------
        Total liabilities and stockholders' equity                  $ 22,508        $ 31,049
                                                                    ========        ========

                 The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

                                SSE Telecom, Inc.
                      Consolidated Statements of Operations
 For years ended September 25, 1999, September 26, 1998, and September 27, 1997
                  (amounts in thousands, except per share data)

                                                                 1999        1998        1997
                                                               --------    --------    --------
Revenue                                                        $ 22,012    $ 36,739    $ 45,764
Cost of revenue                                                  21,322      34,618      36,431
                                                               --------    --------    --------
  Gross margin                                                      690       2,121       9,333
Operating expenses:
  Research and development                                        3,983       5,622       5,071
  Marketing, general and administrative                           7,648       8,681       9,512
  Restructuring                                                      --       1,236         850
                                                               --------    --------    --------
Operating loss                                                  (10,941)    (13,418)     (6,100)

  Gain on sale of long-term investments                           5,598      10,020       3,730
  Gain (loss) on sale of assets, net                               (103)      5,094          --
  Net interest expense                                             (146)       (411)       (524)
  Other income (expense), net                                       286        (133)        (14)
                                                               --------    --------    --------
Income (loss) before income taxes                                (5,306)      1,152      (2,908)

Provision (benefit) for income taxes                                439         484      (1,018)
                                                               --------    --------    --------
Net income (loss)                                              $ (5,745)   $    668    $ (1,890)
                                                               ========    ========    ========
Basic net income (loss) per share                              $  (0.99)   $   0.12    $  (0.32)
                                                               ========    ========    ========
Diluted net income (loss) per share                            $  (0.99)   $   0.12    $  (0.32)
                                                               ========    ========    ========
Shares used in computing basic net income (loss) per share        5,818       5,743       5,820
                                                               ========    ========    ========
Shares used in computing diluted net income (loss) per share      5,818       5,744       5,820
                                                               ========    ========    ========

                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

                                SSE Telecom, Inc.
                      Consolidated Statements of Cash Flows
 For years ended September 25, 1999, September 26, 1998, and September 27, 1997
                             (dollars in thousands)

                                                                1999        1998        1997
                                                              --------    --------    --------
Operating Activities:
Net income (loss)                                             $ (5,745)   $    668    $ (1,890)
Adjustments to reconcile net income (loss)  to net
  cash used by operating activities:
    Depreciation and amortization                                1,510       1,503       1,372
    Non-cash portion of restructuring charge                        --         461         517
    Non-cash portion of special warranty reserve                    --          --       1,157
    (Gain) on sale of long-term investments                     (5,598)    (10,020)     (3,730)
    (Gain) loss on sale of assets                                  103      (5,094)         --
    Issuance of warrants                                            12          --          --
    Deferred income taxes                                          497          72      (1,068)
Changes in operating assets and liabilities:
    Accounts receivable                                          1,348       5,358         (20)
    Inventories                                                  4,710       3,994        (864)
    Other current assets                                           (49)        834         133
    Accounts payable                                              (455)     (2,605)      1,795
    Accrued salaries and employee benefits                        (464)       (286)         56
    Income taxes payable                                          (261)        342        (983)
    Other accrued liabilities                                      219         (46)        162
                                                              --------    --------    --------
Net cash used by operating activities                           (4,173)     (4,819)     (3,363)
                                                              --------    --------    --------
Investing activities:
    Purchases of equipment                                        (548)     (1,428)     (1,303)
    Proceeds from sale of investments                            8,475      10,964       4,056
    Proceeds from sale of assets                                     9       5,831          --
    Purchases of Media4 debentures/equity                           --      (2,425)        (96)
                                                              --------    --------    --------
Net cash provided by investing activities                        7,936      12,942       2,657
                                                              --------    --------    --------
Financing activities:
    Borrowings (payment) under debt obligations                 (2,050)     (2,141)      1,617
    Payments on convertible debentures                          (1,221)     (3,156)       (675)
    Proceeds from issuance of common stock                         149          93         211
    Loans to employees                                            (140)         --          --
    Repurchase of common stock                                      --          --      (1,280)
                                                              --------    --------    --------
Net cash used by financing activities                           (3,262)     (5,204)       (127)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents               501       2,919        (833)
Cash and cash equivalents, beginning of period                   3,327         408       1,241
                                                              --------    --------    --------
Cash and cash equivalents, end of period                      $  3,828    $  3,327    $    408
                                                              ========    ========    ========
Non-cash investing activities

    Exchange of Media4 investment for Echostar common stock   $  3,566          --          --
    Conversion of Media4 convertible debenture into equity          --          --    $    175

                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

                                SSE Telecom, Inc.
                 Consolidated Statements of Stockholders' Equity
 For years ended September 25, 1999, September 26, 1998, and September 27, 1997
                             (amounts in thousands)


                                           Common Stock                     Treasury Stock                 Accumulated    Total
                                        --------------------  Additional  -------------------                 Other       Stock-
                                       Number of               Paid-in    Number of              Retained  Comprehensive  holders'
                                         Shares      Amount    Capital     Shares     Amount     Earnings     Income      Equity
                                        --------    --------   --------   --------   --------    --------    --------    --------
Balance, September 28, 1996                5,912    $     59   $ 12,276         57   $   (502)   $  6,725    $ 12,730      31,288

Net loss                                      --          --         --         --         --      (1,890)         --      (1,890)
Unrealized loss on available-for-sale
   investments, net of income tax
   benefit of $1,271                          --          --         --         --         --          --      (2,361)     (2,361)
Less: Adjustment for gains included
   in net loss, net of tax of $1,305          --          --         --         --         --          --      (2,425)     (2,425)
                                                                                                                         --------
      Total comprehensive loss                                                                                             (6,676)
                                                                                                                         --------
Issuance of common stock
  upon exercise of options                    43           1        180         --         --          --          --         181
Issuance of warrants to Echostar              --          --         30         --         --          --          --          30
Repurchase of common stock                    --          --         --        168     (1,280)         --          --      (1,280)
                                        --------    --------   --------   --------   --------    --------    --------    --------
Balance, September 27, 1997                5,955          60     12,486        225     (1,782)      4,835       7,944      23,543

Net income                                    --          --         --         --         --         668          --         668
Unrealized gain on available-for-sale
  investments, net of tax of $208             --          --         --         --         --          --         387         387
Less: Adjustment for gains included
  in net income, net of tax of $3,507         --          --         --         --         --          --      (6,513)     (6,513)
                                                                                                                         --------
      Total comprehensive loss                                                                                             (5,458)
                                                                                                                         --------
Issuance of common stock under
  Employee Stock Purchase Plan                29          --         93         --         --          --          --          93
                                        --------    --------   --------   --------   --------    --------    --------    --------
Balance, September 26, 1998                5,984          60     12,579        225     (1,782)      5,503       1,818      18,178

Net loss                                      --          --         --         --         --      (5,745)         --      (5,745)
Unrealized gain on available-for-sale
  investments, net of tax of $2,357           --          --         --         --         --          --       3,535       3,535
Less: Adjustments for gains included
  in net loss, net of tax of $2,239           --          --         --         --         --          --      (3,359)     (3,359)
                                                                                                                         --------
      Total comprehensive loss                                                                                             (5,569)
                                                                                                                         --------
Issuance of warrants to
  obtain line of credit                       --          --         12         --         --          --          --          12
Issuance of common stock under
  Employee Stock Purchase Plan                73           1         92         --         --          --          --          93
Other issuance of common stock                50          --         56         --         --          --          --          56
                                        --------    --------   --------   --------   --------    --------    --------    --------
Balance, September 25, 1999                6,107    $     61   $ 12,739        225   $ (1,782)   $   (242)   $  1,994    $ 12,770
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

At September 25, 1999 and September 26, 1998 inventories consisted of:

                                            1999      1998
                                           ------    ------
                                            (in thousands)

     Raw materials                         $2,030    $3,440
     Work-in-process                        1,521     3,657
     Finished goods                           633     1,797
                                           ------    ------
         Total                             $4,184    $8,894
                                           ======    ======

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

Advertising expenses: The Company accounts for advertising costs as an expense in the period in which they are incurred. Advertising expenses for fiscal 1999, 1998, and 1997 were approximately $266,000, $341,000, and $515,000, respectively.

Net income (loss) per share: Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, restricted stock, warrants, and convertible securities. The effects of options and warrants were not included in 1999 and 1997 as they are anti-dilutive. The effects of the convertible debentures were not included in any of the fiscal years presented, as they are anti-dilutive.

The  following  table sets forth the  computations  of basic and diluted  income
(loss) per share:

                                                      1999      1998     1997
                                                     -------   -------  -------
                                                        (in thousands, except
                                                          per share amounts)
BASIC:
Net income (loss)                                    $(5,745)  $   668  $(1,890)
Weighted average common shares outstanding             5,818     5,743    5,820
Basic net income (loss) per share                    $ (0.99)  $  0.12  $ (0.32)

DILUTED:
Weighted average common shares outstanding             5,818     5,743    5,820
Increase in weighted average shares due to dilutive
  stock options and warrants                              --         1       --
                                                     -------   -------  -------
Diluted shares                                         5,818     5,744    5,820
Diluted net income (loss) per share                  $ (0.99)  $  0.12  $ (0.32)

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

Market Risk: Sales of the Company's products are concentrated in a small number of customers. For fiscal 1999, five customers accounted for 40% of sales. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of the Company to gain additional customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Long-lived Assets: The Company reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of." For assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

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

Effect of New Accounting Pronouncements: The Company adopted SFAS No. 130, "Reporting Comprehensive Income," at the beginning of fiscal 1999. The adoption had no impact on net income or total stockholders' equity. Comprehensive income consists of net income and net unrealized gain on available-for-sale investments. Comprehensive income is presented in the Consolidated Statements of Stockholders' Equity.

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999. This statement requires that financial information be reported on the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has evaluated the effects of this change on its reporting of segments and has made the determination that it has one reportable segment.

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivatives Instruments and Hedging Activities" was issued which defines derivatives, requires all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial statements.

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

Alcatel Telspace and the Company also entered into an agreement outlined in a Joint Product Policy to identify certain satellite telecommunications products which may be jointly developed and marketed by each party. The intent of the Joint Product Policy is to add additional products to each company's product or systems offerings thereby potentially increasing market share. The two companies have collaborated in the development of certain satellite communications equipment in the past, although there can be no assurance that future products or systems will be jointly developed. Alcatel Telspace is currently a primary supplier of a key component in the Company's STAR satellite transceiver products (see note 11).

     3. INVESTMENTS

The Company has classified investment securities as available for sale. Available-for-sale securities are stated at fair value with the unrealized gain and losses, net of taxes, reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in the consolidated statements of operations. The cost of securities sold is based on the average cost method.

Investments with maturities of less than one year at the balance sheet date are classified as short-term investments. Investments with maturities greater than one year at the balance sheet date are classified as long-term investments.

On December 30, 1994, the Company completed the exchange of its 91.2% interest in Directsat Corporation, a direct broadcast satellite licensee, which resulted in the receipt of 912,717 shares of Echostar Communications Corporation ("Echostar"), Class A common stock. The Company sold 118,905, 506,880 shares and 176,937 shares of Echostar at net realized gains before taxes of $3,196,000, $10,020,000 and $3,730,000 in fiscal 1999, 1998 and fiscal 1997, respectively.

On February 1, 1999, the Company sold its interest in MEDIA4 at book value in exchange for 77,769 shares of EchoStar common stock. On March 30, 1999 the company sold 40,000 shares of Echostar shares for approximately $2.8 million. On July 19, 1999 Echostar effected a 2-for-1 split of common stock for stockholders of record at the close of business on July 1, 1999. On September 9, 1999, the Company sold 25,000 shares of Echostar common stock. At September 25, 1999 the Company had 50,536 shares of Echostar valued at $4.5 million. The EchoStar common stock has been classified as an available-for-sale investment. During fiscal 1998, the Company invested $2,425,000 in MEDIA4 and as of September 26, 1998, the Company had invested approximately $965,000 in MEDIA4 common stock and held $2.6 million in MEDIA4 convertible 7% and 9.5% debentures.

The  following  is a summary of  available-for-sale  securities  at September 25
1999:

                                                 Gross       Gross     Estimated
                                               Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses      Value
                                     ------      ------      ------      ------
                                                    (in thousands)

Common Stock - Echostar              $1,200      $3,323      $   --      $4,523
                                     ------      ------      ------      ------

The following is a reconciliation of the investment categories and their balance sheet classifications at September 25, 1999:

                                               Cash and
                                                 Cash      Short-term
                                             Equivalents   Investments    Total
                                                ------       ------       ------
                                                         (in thousands)

Cash                                            $3,828       $   --       $3,828
Available-for-sale securities (Echostar)            --        4,523        4,523
                                                ------       ------       ------
                                                $3,828       $4,523       $8,351
                                                ======       ======       ======

The following is a summary of available-for-sale securities at September 26, 1998:

                                                 Gross       Gross     Estimated
                                               Unrealized  Unrealized    Fair
                                        Cost     Gains       Losses      Value
                                       ------    ------      ------      ------
                                                   (in thousands)

Convertible debenture - Media4         $2,601    $   --      $   --      $2,601
Common Stock - Echostar                   220     2,797          --       3,017
                                       ------    ------      ------      ------
                                       $2,821    $2,797      $   --      $5,618
                                       ======    ======      ======      ======

The following is a reconciliation of the investment categories and their balance sheet classifications at September 26, 1998:

                                                 Cash and
                                                   Cash      Long-term
                                               Equivalents  Investments   Total
                                                  ------      ------      ------
                                                          (in thousands)

Cash                                              $  752      $   --      $  752
Certificates of deposit                            2,575          --       2,575
Available-for-sale securities                         --       5,618       5,618
Non-marketable equity investments                     --         965         965
                                                  ------      ------      ------
                                                  $3,327      $6,583      $9,910
                                                  ======      ======      ======

     4. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in a single industry segment, the design, manufacturing and sale of satellite telecommunications equipment. The Company had exports of approximately 50% of revenue in 1999, 44% of revenue in 1998 and 45% of revenue in 1997. Export revenues are primarily to Western Europe (Germany and France), Asia Pacific (Thailand and India), Argentina, Mexico, and Canada. In 1999, the U.S. Government and Nortel Dasa each accounted for 10% of the Company's revenue. In 1998, the U.S. Government and Loral/Orion, Inc, each accounted for 10% of the Company's total revenue. In 1997, the U.S. Government accounted for 11% of the Company's revenue. No other customers accounted for more than 10% during 1999, 1998, or 1997. All export sales were denominated in U.S. dollars.

     5. CREDIT FACILITIES AND NOTES PAYABLE

At September 25, 1999, the Company was operating under a $5.0 million line-of-credit facility with outstanding borrowings of $907,000. Funds borrowed under this line-of-credit bear interest at prime (8.25% at September 25, 1999) plus 2.0%. The Company is required under this line-of-credit to be in compliance with a tangible net worth covenant and certain assets of the Company secure the line-of-credit. The Company is in compliance with all covenants. The line-of-credit expires July 30, 2001.

At September 25, 1999, the Company had no long-term debt, excluding capital lease obligations disclosed in Note 9. At September 26, 1998, long-term debt obligations consisted of the following (in thousands):

                                                 1998
                                                -------
Bank note payable                               $   616
6 1/2% convertible debenture                      1,221
                                                -------
                                                  1,837
Less: Current portion                               698
                                                -------
Total long-term debt                            $ 1,139
                                                =======

Interest paid in fiscal 1999, 1998, and 1997 was approximately $250,000, $768,000, and $385,000, respectively.

     6. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                       1999             1998             1997
                                      -------          -------          -------
                                                    (in thousands)
Federal
  Current                             $   (69)         $  (254)         $    73
  Deferred                                135              504           (1,091)
                                      -------          -------          -------
                                           66              250           (1,018)
                                      -------          -------          -------
State
  Current                                  11              596               --
  Deferred                                362             (362)              --
                                      -------          -------          -------
                                          373              234               --
                                      -------          -------          -------
Total                                 $   439          $   484          $(1,018)
                                      =======          =======          =======

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the U.S. Federal income tax rate of 35% to the income before income taxes:

                                                 1999        1998        1997
                                                -------     -------     -------
                                                         (in thousands)

Tax at statutory US rate                        $(1,857)    $   403     $  (989)
State taxes (net of federal benefit)               (257)        152        --
Other                                                12         (71)        (29)
                                                -------     -------     -------
                                                 (2,102)        484      (1,018)
Change in valuation allowance                     2,541        --          --
                                                -------     -------     -------
                                                $   439     $   484     $(1,018)
                                                =======     =======     =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                        1999             1998
                                                       -------          -------
                                                            (in thousands)
Deferred tax assets:
  Inventories                                          $   868          $ 1,379
  Accruals and reserves                                  4,396            1,383
  Valuation allowance                                  (2,541)              --
                                                       -------          -------
Total deferred tax assets                                2,723            2,762
Deferred tax liabilities:
  Available for sale securities                         (1,371)            (730)
  Tax over book depreciation                              (658)            (200)
                                                       -------          -------
Net deferred taxes                                     $   694          $ 1,832
                                                       =======          =======

Income taxes paid were $485,000,  $567,500,  and  $1,053,000 in 1999,  1998, and
1997, respectively.

     7. RETIREMENT PLAN

The Company maintains a 401(k) tax deferred plan that is available to all eligible employees. In fiscal year 1999, the Company's matching amount with respect to employees' contributions was $1,000, subject to a cap of 3% of the employees' salary, whichever is lower. The Company's contribution to this plan totaled $125,000 in 1999, $148,000 in 1998, and $137,000 in 1997.

     8. CAPITAL LEASES

At September 25, 1999 equipment under capital leases amounted to $535,000 (before accumulated depreciation of $227,000). Lease terms range from three to five years.

The following is a schedule of future minimum lease payments under capital leases as of September 25, 1999 (in thousands):

2000                                                     $   142
2001                                                         120
2002                                                          85
                                                         -------
Total minimum lease payments                                 347
Less amount representing interest                             38
                                                         -------
                                                             309
Less current portion                                         109
                                                         -------
                                                         $   200
                                                         =======

     9. COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment, as well as its headquarters and manufacturing facilities under non-cancelable operating leases which expire at various periods through 2001. At September 25, 1999, the future minimum payment obligations under these leases were as follows (in thousands):

2000                                                     $   723
2001                                                         447
2002                                                          --
                                                         -------
Total                                                    $ 1,170
                                                         =======

The total rent expense under all operating leases was approximately $629,000, $806,000, and $1,103,000 for fiscal years 1999, 1998, and 1997, respectively.

A special warranty cost of $1.8 million before tax is reflected in the results of operations for the fiscal year ended September 27, 1997. This charge, of which $100,000 remains accrued as of September 25, 1999, reflects costs incurred and estimated to be incurred for retrofitting certain of the Company's satellite transceiver products. The problem stems from the identification by one of the Company's vendors that a component sold to the Company, and used in many of the transceivers produced prior to July 1997, was found to be defective in certain cases. The warranty cost accrued is an estimate; actual results could differ materially.

     10. STOCKHOLDERS' EQUITY

Stock Option Repricing: During the first quarter of fiscal 1999, the Company approved a cancellation and re-granting of outstanding stock options from all holders of outstanding options with exercise prices in excess of $2.50 per share as set by the Company's board of directors on October 16, 1998. 283,750 options were repriced at an exercise price of $2.50 per share. The repriced options become exercisable in accordance with the same schedule in effect under the higher priced option to which such new option relates except that no portion of the option may be exercised prior to one year from the re-granting date. The re-granting applied to all employees of the Company, except the chief executive officer of the Company, who was excluded from the repricing agreements.

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

The 1997 Directors' Stock Option Plan gives management the ability to grant stock options to directors that are not employees of the Company or any subsidiary of the Company. The total shares authorized under the 1997 Directors' Stock Option Plan are 100,000. Options may be granted to purchase common stock at an exercise price that may be no less than 100% of the market value of the stock at the grant date and will expire after ten years. The options generally become exercisable over three years from date of grant.

In 1999, the Company granted an option to purchase 70,000 shares of the Company's common stock at a purchase price of $1.50 per share, which exceeded the fair market value on the date of grant ( See Note 11). The option was granted outside of any of the Company's stock option or equity incentive plans. The options generally become exercisable over four years from date of grant and expire after 10 years.

In 1999, the Company issued warrants to purchase 9,766 shares of common stock at $2.56 per share to obtain the line-of-credit facility (see note 5). The warrants expire in July 2004. The estimated fair value of these warrants of $12,000 was recorded as interest expense in fiscal year 1999.

Following is a summary of stock option activity:

                                                  Outstanding Options
                                           ---------------------------------
                                                                Weighted average
                                          Available   Number of  exercise price
                                          for grant    shares      per share
                                           --------   --------      --------
Balance at September 28, 1996                50,875    472,432       $7.81
  Additional shares available to grant      287,333         --          --
  Options granted                          (304,000)   304,000       $6.22
  Options exercised                              --    (43,516)      $4.17
  Options canceled                          124,230   (124,230)      $8.99
                                           --------   --------
Balance at September 27, 1997               158,438    608,686       $7.03
  Additional shares available to grant      175,000         --          --
  Options granted                          (500,444)   500,444       $3.49
  Options exercised                              --       (374)      $3.76
  Options canceled                          282,606   (282,606)      $6.25
                                           --------   --------
Balance at September 26, 1998               115,600    826,150       $5.15
  Additional shares available to grant      120,000         --          --
  Options granted                          (782,350)   782,350       $2.15
  Options exercised                              --         --          --
  Options canceled                          738,750   (738,750)      $4.89
                                           --------   --------
Balance at September 25, 1999               192,000    869,750       $2.62
                                           ========   ========

The following table summarizes the information about options outstanding at September 25, 1999:

                                  Outstanding options           Exerciseable options
                           ----------------------------------    ------------------
                                        Weighted
                                        Average       Weighted              Weighted
                           Number   Contractual life  Exercise   Number     Exercise
Range of Exercise Prices  of shares    (in years)      Price    of shares    Price
------------------------   -------       ------        ------    -------     ------
$1.130 - $1.310            104,500         4.79        $1.268     13,300     $1.310
$1.500 - $1.875            175,000         6.68        $1.661          0     $0.000
$2.000 - $2.250            160,700         4.59        $2.168          0     $0.000
$2.500 - $2.500            212,050         4.06        $2.500          0     $0.000
$4.000 - $4.070            182,500         4.01        $4.054     54,997     $4.050
$6.000 - $7.375             35,000         3.70        $6.750     32,498     $6.808
                           -------       ------        ------    -------     ------
$1.130 - $7.375            869,750         4.74        $2.619    100,795     $4.578

192,000 shares of common stock were reserved for future issuance as of September 25, 1999. At September 26, 1998, and September 27, 1997, options exercisable were 238,254 and 173,124 with weighted average exercise prices of $6.92 and $6.08, respectively.

Employee Stock Purchase Plan: The Company established an Employee Stock Purchase Plan (the "Purchase Plan") in 1997 under which 150,000 shares of common stock were reserved for purchase. At September 25, 1999, 48,105 shares remain reserved for future purchases. Each eligible employee may purchase shares of common stock through the accumulation of payroll deductions of up to 10% of each participating employee's gross wages not to exceed a maximum of $5,040 per purchase period. The Purchase Plan authorizes the purchase of shares of common stock at the end of semi-annual purchase periods beginning May 1 and November 1 of each year. The purchase price is the lower of 85% of its fair value determined as of the beginning of an offering period or the end of a purchase period. Employees purchased 73,176 shares in fiscal 1999 for $92,282 or a weighted average of $1.26 per share and 28,719 shares in fiscal 1998 for $91,542 or a weighted average of $3.19 per share. The Purchase Plan will expire upon either the issuance of all shares reserved for issuance or at the discretion of the Board of Directors.

Stock-Based Compensation: As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for

Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of FASB 123. The fair value of options under the Company's option plans was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of options granted in fiscal years 1999, 1998 and 1997 was estimated at the date of grant assuming no expected dividends and the following weighted average assumptions:

                                                    Years Ended
                                        ----------------------------------
                                    September 25,  September 26,  September 27,
                                        1999           1998          1997
                                        -----          -----         -----
Expected life (years)                    4.50           4.50          4.50
Expected stock price volatility          0.80           0.53          0.50
Risk-free interest rate                  5.23%          5.66%         6.39%

The weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.02, $1.80, and $3.44 per share, respectively. The weighted-average estimated fair value of options granted under the Purchase Plan during 1999 and 1998 were $0.85 and $2.32 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized against pro forma net income over the options' vesting period of four years and the Purchase Plan purchase period of six months. Because FASB 123 is applicable to only the Company's awards granted subsequent to September 30, 1995, the pro forma effect under the fair value method will not be fully reflected until approximately fiscal 2000. Had the Company accounted for stock-based awards to employees under the fair value method on a pro forma basis, the Company's net loss for 1999 would have been $6,021,000 and $1.03 per basic and diluted share; the Company's net income for 1998 would have been $178,000 and $0.03 per basic and diluted share; and the Company's net loss for 1997 would have been $2,326,000 and $0.40 per basic and diluted share.

Treasury stock: The Company acquired no shares of its common stock on the open market in fiscal years 1999 and 1998. In 1997, the Company acquired 167,600 shares of its common stock on the open market. As of September 25, 1999, the Company had 224,643 shares of treasury stock.

Warrants: Warrants issued in 1999, 1998, and 1997 to acquire common stock were 9,766, zero, and 10,125, respectively. At September 25, 1999, outstanding warrants for the purchase of the Company's common stock were as follows:

                Common Stock
                 Subject to                           Warrant
                Exercise of      Exercise Price       Exercise
                 Warrants          per Share        Period Ends
                 --------          ---------        -----------
                   9,766            $ 2.56           July 2004
                  17,625            $12.00         February 2000
                  52,500            $12.00           April 2000

     11. RELATED PARTY TRANSACTIONS

During the fourth quarter of 1999, the Company loaned $140,000 to certain officers of the Company in exchange for unsecured notes receivable. The loan proceeds were used to purchase SSET common stock on the open market. The notes generally bear interest at 8% per year and are due no later than August 31, 2003, earlier under certain circumstances.

SSET has a significant investment in Echostar and in 1999, 1998 and 1997 the Company had a significant investment in MEDIA4. In addition Alcatel Telespace owns approximately 10% of the Company's outstanding common stock (see notes 2 and 3).

The Company had revenue from Alcatel Telspace of $764,000 and purchases from Alcatel Telspace of $1.0 million, during fiscal 1999. As of September 25, 1999, the Company had trade receivables and payables with Alcatel Telspace of $17,000 and $601,000, respectively. During fiscal 1998, revenue from Alcatel Telspace was $917,000 and purchases from Alcatel Telspace were $1.8 million. As of September 26, 1998, the Company had trade receivables and payables with Alcatel Telspace of $81,000 and $680,000, respectively. During fiscal 1997, revenue from Alcatel Telspace was $2.2 million and purchases from Alcatel Telspace were $3.5 million. Gross margins realized on related party transactions in fiscal 1999, 1998, and 1997 have not been materially different from gross margins realized on similar types of transactions with unaffiliated companies.

During fiscal 1999, SSE Telecom had no sales or purchases from MEDIA4. In fiscal 1998, the Company purchased $55,000 of products for resale to MEDIA4 and purchased $36,000 from MEDIA4. At September 26, 1998, the Company had receivables and payables with MEDIA4 of $225,000 and $38,000, respectively. During fiscal 1997, purchases for resale to MEDIA4 were $156,000. At September 27, 1997, the Company had receivables of $170,000 from MEDIA4.

On May 6, 1999 Mr. Frank Trumbower, holder of 9% of the outstanding Common Stock of the Company as of July 28, 1999, was appointed Chairman of the Board of SSE Telecom, Inc. In this capacity the Company entered into the following agreements with Mr. Trumbower: (i) A Common Stock Purchase Agreement pursuant to which Mr. Trumbower purchased 50,000 shares of the Company's Common Stock at $1.125 per share for an aggregate purchase price of $56,250. The purchase price for the shares represented the closing price of the stock on the date of sale, as reported on the Nasdaq National Market; (ii) Nonqualified Stock Option Agreements to purchase 70,000 shares of the Company's Common Stock at a purchase price of $1.50 per share. The option was granted outside of any of the Company's stock option or equity incentive plans; (iii) Nonqualified Stock Option
Agreement to purchase an aggregate of 10,000 shares of the Company's Common Stock at a purchase price of $1.50 per share pursuant to the Company's Directors Stock Option Plan; and (iv) Nonqualified Stock Option Agreements to purchase an aggregate of 20,000 shares of the Company's Common Stock pursuant to the Company's 1997 Equity Participation Plan at a purchase price of $1.50 per share.

     12. RESTRUCTURING CHARGES

On June 25, 1998, the Company announced a program designed to focus the Company on its strengths in satellite communication transceivers and modems. As a result of this decision, the Company recorded a restructuring charge of $1.2 million before taxes in the third quarter of fiscal 1998. The restructuring charge includes: $670,000 for personnel actions (36 technical and support personnel) of which $647,000 has been paid and the remaining amount will be paid in fiscal 2000; $429,000 for the write-off of certain fixed assets and for the write-off of intangibles assets associated with the acquisition of Fairchild Data; and $137,000 for facility closing costs in Arizona and Virginia. In addition, the Company charged $3,855,000 to cost of revenue for certain inventory write-offs. Total remaining restructuring expenses accrued at September 25, 1999 was $51,000 consisting of $23,000 for personnel actions and $28,000 for fixed assets and facility closing cost.

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

     13. CTSI

In 1989, Corporate Telecom Services ("CTSI") a wholly-owned subsidiary of the Company, was an applicant before the Federal Communications Commission for the award of certain cellular telephone licenses for certain rural statistical areas ("RSA"). In 1989, in order to comply with certain FCC rules, the Company transferred its ownership interest in CTSI to a former Board of Director of the Company (the "Trustee"), pursuant to a trust agreement among SSE Telecom, CTSI and the Trustee. On December 22, 1997, CTSI entered into an agreement with
Western Wireless Corporation ("Western") under which agreement the parties agreed to seek FCC approval for the transfer by CTSI of its authorization to operate a cellular telephone system in Boone, Nebraska RSA. The application was approved and the transfer by CTSI to Western was effected June 22, 1998. Upon the transfer of the license to Western, CTSI received $6,960,000. After the payment of all expenses and liabilities arising from the obtaining of the license and its transfer, the termination of the trust, and all expenses associated with such termination, CTSI had net assets of approximately $5.8 million, before provision for taxes. On July 16, 1998, pursuant to an Agreement for Termination by and among SSE Telecom, CTSI and the Trustee, the trust was terminated and the ownership interest of CTSI was conveyed by the Trustee to the Company and, accordingly, the Company recognized a gain of $5.8 million.

     14. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                   Fiscal 1999
                                   --------------------------------------------
                                     1st         2nd         3rd          4th
                                   -------     -------     -------      -------
                                       (in thousands, except per share data)

Sales                              $ 7,703     $ 4,718     $ 4,758      $ 4,833
Gross margin                           497        (248)        206          235
Net income (loss)                      513      (1,858)     (3,076)      (1,324)
Income (loss) per share:
  Basic                               0.09       (0.32)      (0.53)       (0.23)
  Diluted                             0.09       (0.32)      (0.53)       (0.23)


                                                   Fiscal 1998
                                   --------------------------------------------
                                     1st         2nd         3rd          4th
                                   -------     -------     -------      -------
                                       (in thousands, except per share data)

Sales                              $12,337     $11,095     $ 6,160      $ 7,148
Gross margin                         3,232       2,269      (3,920)         540
Net income (loss)                    1,786       1,652      (5,989)       3,220
Income (loss) per share:
  Basic                               0.30        0.29       (1.04)        0.56
  Diluted                             0.29        0.28       (1.04)        0.54

The results of operations for the third quarter in fiscal 1998 reflect the effects of a $1.2 million restructuring (refer to Note 12 of the Notes to Consolidated Financial Statements) and the gain on sale in the 4th quarter of fiscal 1998 of $5.8 million relating to the CTSI transaction (refer to Note 13 of the Notes to Consolidated Financial Statements).

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a.   The following documents are filed as a part of this report:

1.   Financial Statements:                                        Reference Page

     COVERED BY REPORT OF INDEPENDENT AUDITORS

     Report of Deloitte & Touche LLP, Independent Auditors               15
     Report of Ernst & Young LLP, Independent Auditors                   16

     Consolidated Balance Sheets - September 25, 1999
       and September 26, 1998                                            17
     Consolidated Statements of Operations - Fiscal Years
       Ended September 25, 1999, September 26, 1998,
       and September 27, 1997                                            18
     Consolidated Statements of Cash Flows - Fiscal Years
       Ended September 25, 1999, September 26, 1998,
       and September 27, 1997                                            19

     Consolidated Statements of Stockholders' Equity -
       Fiscal Years Ended September 25, 1999,
       September 26, 1998, and September 27, 1997                        20

     Notes to Consolidated Financial Statements
     NOT COVERED BY REPORT OF INDEPENDENT AUDITORS                    21-31

     Note 14 of Notes to Consolidated Financial Statements               31

2. Financial Statement Schedule: The following financial statement schedule of SSE Telecom for the fiscal years ended September 25, 1999, September 26, 1998, and September 27, 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of SSE Telecom, Inc.

     Schedule II Valuation and Qualifying Accounts                       35

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.   Exhibits

     See Exhibits Index.

b)   Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SSE TELECOM, INC.

Dated: December 22, 1999                /s/ Leon F. Blachowicz
                                        ----------------------------------------
                                        Leon F. Blachowicz
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                            DATE
---------                     -----                            ----

/s/ Frank Trumbower           Chairman of the Board            December 22, 1999
--------------------------
Frank Trumbower


/s/ Leon F. Blachowicz        Director and                     December 22, 1999
--------------------------    Chief Executive Officer
Leon F. Blachowicz            (Principle Executive Officer)


/s/ James J. Commendatore     Chief Financial Officer          December 22, 1999
--------------------------    (Principle Finance and
James J. Commendatore         Accounting Officer)


/s/ Joseph T. Pisula          Director                         December 22, 1999
--------------------------
Joseph T. Pisula


/s/ Daniel E. Moore           Director                         December 22, 1999
--------------------------
Daniel E. Moore


/s/ Olin L. Wethington        Director                         December 22, 1999
--------------------------
Olin L. Wethington


/s/ Lawrence W. Roberts       Director                         December 22, 1999
--------------------------
Lawrence W. Roberts


/s/ D. Jonathan Merriman      Director                         December 22, 1999
--------------------------
D. Jonathan Merriman

                                                                     SCHEDULE II

                                   SSE TELECOM

                        VALUATION AND QUALIFYING ACCOUNTS

                             (dollars in thousands)

                                    Balance at             Deductions   Balance
                                    Beginning   Additions     and       at End
                                    of Period    Charged   Write-offs  of Period
                                    ---------    -------   ----------  ---------
Allowance for Doubtful Accounts:
Year Ended September 25, 1999         $ 781       $ 100      $ (297)     $ 584
Year Ended September 26, 1998         $ 622       $ 653      $ (494)     $ 781
Year Ended September 28, 1997         $ 420       $ 447      $ (245)     $ 622

Exhibit Index

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number
-------

2.1 Plan and Agreement of Merger among Echostar Communications Corporation, Directsat Corporation And SSE Telecom (Incorporated by reference to Exhibit 2.1 filed with Form 8-K on March 29, 1994, #33-10965)

2.2 Asset Purchase Agreement among SSE Telecom, Inc.,SSE Datacom, Inc., The Fairchild Corporation, and the Fairchild Data Corporation, and VSI Corporation, Dated January 28, 1996 (Incorporated by reference to
          Exhibit 2.2, filed with Form 8-K dated January 28, 1996, #33-10965)

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

4.8 Warrant to Purchase Common Stock agreement by and between the Company and Silicon Valley Bank dated August 4, 1999 (Incorporated by reference to Exhibit 10.7, filed with Form 10-Q dated June 26, 1999, #0-16473)

9.2 Voting Agreement by and among SSE Telecom, Inc., Alcatel Telspace, S.A., and certain stockholders of SSE Telecom, Inc., dated September 6, 1996 (Incorporated by reference to Exhibit 9.2, filed with Form 8-K dated September 6, 1996, #33-10965)

9.3 Stockholder Agreement by and among SSE Telecom, Inc., Alcatel Telspace, S.A., and certain stockholders of SSE Telecom, Inc., dated September 6, 1996 (Incorporated by reference to Exhibit 9.3, filed with Form 8-K dated September 6, 1996, #33-10965)

10.1 Stock Purchase Agreement by and between the Company and Frank Trumbower dated May 13, 1999 (Incorporated by reference to Exhibit 10.1, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.11 Non Qualified Stock Option Agreement by and between the Company and Frank Trumbower dated May 13, 1999 (Incorporated by reference to
          Exhibit  10.2,  filed with Form 10-Q dated  June 26,  1999,  #0-16473)

10.12 Offer letter and Consultant agreement by and between the Company and Frank Trumbower dated May 13, 1999 (Incorporated by reference to
          Exhibit 10.3, filed with Form 10-Q dated June 26, 1999, #0-16473)

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

10.24.2 Amendment to lease regarding SSE Technologies offices at 47835 Westinghouse Drive, Fremont, CA between SSE Technologies and Warm Springs Associates II Ltd. Partnership (Incorporated by reference to
          Exhibit 10.5, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.24.3 Sublease Agreement regarding SSE Technologies, Inc offices at 47835 Westinghouse Drive, Fremont, CA between SSE Technologies and Streamsoft, Inc. dated July 6, 1999 (Incorporated by reference to
          Exhibit 10.4, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.25 Lease regarding SSE Technologies, Inc. offices at 47436 Fremont Blvd., Fremont, CA between SSE Technologies and Phylon Communications, Inc. (Incorporated by reference to Exhibit 10.20.3, filed with Form 10-K dated September 27, 1997 #0-16473)

10.26 Lease regarding SSE Datacom, Inc. offices at 5025 East Washington Drive, Phoenix, AZ between SSE Technologies and 5025 East Washington Associates (Incorporated by reference to Exhibit 10.20.4, filed with Form 10-K dated September 27, 1997 #0-16473)

10.27 Sublease Agreement regarding SSE Technologies, Inc. offices at 47835 Westinghouse Drive, Fremont, CA between SSE Technologies and Boehringer Mannheim (Incorporated by reference to Exhibit 10.20.5, filed with Form 10-K dated September 27, 1997 #0-16473)

10.28 Lease Amendment regarding the Company offices at 8230 Leesburg Pike, Vienna, VA between SSE Telecom, Inc. and NVC Limited Partnership (Incorporated by reference to Exhibit 10.20.6, filed with Form 10-K dated September 27, 1997 #0-16473)

10.29 Agreement dated March 14, 1994, between the Company and Echostar Communications Corporation (Incorporated by reference to Exhibit 10.21, filed with Form 8-K dated March 29, 1994, #33-10965)

10.30 Sublease Agreement between SSE Datacom, Inc. and Fairchild Data Corporation, dated January 28, 1996 (Incorporated by reference to
          Exhibit 10.22, filed with Form 8-K dated January 28, 1996, #33-10965)

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

10.34 Employment Agreement between the Company and Leon F. Blachowicz dated April 28, 1998 (Incorporated by reference to Exhibit 10.34, filed with Form 10-K dated September 26, 1998, #0-16473)

10.35 Employment Agreement between the Company and Michael Wytyshyn dated May 18, 1998 (Incorporated by reference to Exhibit 10.35, filed with Form 10-K dated September 26, 1998, #0-16473)

10.36 Employment Agreement between the Company and Myron Gilbert dated June 3, 1998 (Incorporated by reference to Exhibit 10.36, filed with Form 10-K dated September 26, 1998, #0-16473)

10.37 Employment Agreement between the Company and James J. Commendatore dated November 23, 1998 (Incorporated by reference to Exhibit 10.37, filed with Form 10-K dated September 26, 1998, #0-16473)

10.38 Agreement dated July 16, 1998 among SSE Telecom, Inc., Corporate Telecom Services Inc. and Wilbur L. Pritchard (Incorporated by reference to Exhibit 10.38, filed with Form 10-K dated September 26, 1998, #0-16473)

10.39 Trust Agreement among SSE Telecom, Inc., Corporate Telecom Services Inc. and Wilbur L. Pritchard dated February 23, 1989 (Incorporated by reference to Exhibit 4 filed with Form 8-K dated March 2, 1989, #33-10965)

10.40 Loan and Security Agreement by and between the Company and Comerica Bank - California, dated October 21, 1997 (Incorporated by reference to Exhibit 10.40, filed with Form 10-K dated September 26, 1998, #0-16473)

10.40.1 First Modification to Loan and Security Agreement by and between the Company and Comerica Bank - California dated August 14, 1998 (Incorporated by reference to Exhibit 10.40.1, filed with Form 10-K dated September 26, 1998, #0-16473)

10.50 Loan and Security Agreement by and between the Company and Silicon Valley Bank dated August 4, 1999 (Incorporated by reference to Exhibit 10.6, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.50.1 Registration Rights Agreement by and between the Company and Silicon Valley Bank dated August 4, 1999 (Incorporated by reference to Exhibit 10.8, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.50.2 Antidilution Agreement by and between the Company and Silicon Valley Bank dated August 4, 1999 (Incorporated by reference to Exhibit 10.9, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.60     Promissory  Note from Leon F.  Blachowicz  to the Company dated August
          12, 1999

10.61 Promissory Note from James J. Commendatore to the Company dated August 12, 1999

10.62     Promissory  Note from Myron  Gilbert to the Company  dated  August 12,
          1999

10.63     Promissory  Note from Mike  Wytyshyn to the Company  dated  August 12,
          1999

10.64     Promissory  Note from George  Walley to the Company  dated  August 12,
          1999

16.1 Letter from Ernst & Young LLP, dated April 17, 1998 (Incorporated by reference to Exhibit 16.1, filed with Form 8-K dated April 17, 1998 #33-10965)

21.2      Subsidiaries of Registrant

23.1      Consent of Deloitte & Touche LLP, Independent Auditors

23.2      Consent of Ernst & Young LLP, Independent Auditors

27.0      Financial Data Schedule (Page 42)