Form 10-Q
period 1999-12-25
SSE TELECOM INC
filed 2000-02-08
CIK 808220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 25, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of February 4, 2000, the following number of shares of each of the registrant's classes of common stock were outstanding: Common Stock 5,932,184

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                  SSE Telecom, Inc.
                                   Condensed Consolidated Statements of Operations
                                  (in thousands, except per share data; unaudited)


                                                                                        Three Months Ended
                                                                                    -------------------------------
                                                                                    December 25,       December 26,
                                                                                        1999              1998
                                                                                        ----              ----
 Revenue                                                                              $ 4,871            $ 7,703
 Cost of revenue                                                                        4,346              7,206
                                                                                      -------            -------
        Gross margin                                                                      525                497

 Operating expenses:
        Research and development                                                          928                994
        Marketing, general and administrative                                           1,876              1,975
                                                                                      -------            -------
 Operating loss                                                                        (2,279)            (2,472)

        Gain on sale of investments                                                     1,652              3,198
        Net interest expense                                                              (36)               (19)
        Other income                                                                        5                 82
                                                                                      -------            -------

 Income (loss) before income taxes                                                       (658)               789

 Provision for income taxes                                                                -                 276
                                                                                      -------            -------

 Net income (loss)                                                                    $  (658)           $   513
                                                                                      =======            =======

 Basic net income (loss) per share                                                    $ (0.11)           $  0.09
                                                                                      =======            =======
 Diluted net income (loss) per share                                                  $ (0.11)           $  0.09
                                                                                      =======            =======

 Shares used in computing basic net income (loss) per share                             5,902              5,779
                                                                                      =======            =======
 Shares used in computing diluted net income (loss) per share                           5,902              5,854
                                                                                      =======            =======


         The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                                  SSE Telecom, Inc.
                                        Condensed Consolidated Balance Sheets
                                    (dollars in thousands, except share amounts)


                                                                                    December 25,       September 25,
                                                                                       1999               1999 *
                                                                                      -------            -------
 Assets                                                                              (unaudited)
 Current Assets:
      Cash and cash equivalents                                                       $ 4,496            $ 3,828
      Accounts receivable (net of allowances of $566 and $584)                          4,354              4,337
      Related party accounts receivable                                                     5                 17
      Inventories                                                                       3,648              4,184
      Deferred tax assets                                                               2,643              2,723
      Short-term investments                                                            6,679              4,523
      Other current assets                                                                399                247
                                                                                      -------            -------
                Total current assets                                                   22,224             19,859
 Property, equipment and leasehold improvements, at cost
      Equipment                                                                         7,297              7,148
      Furniture, fixtures and leasehold improvements                                    4,518              4,659
                                                                                      -------            -------
                                                                                       11,815             11,807
 Less accumulated depreciation and amortization                                         9,649              9,298
                                                                                      -------            -------
 Property, equipment and leasehold improvements, net                                    2,166              2,509
 Notes receivable from employees                                                          140                140
                                                                                      -------            -------
                Total assets                                                          $24,530            $22,508
                                                                                      =======            =======

 Liabilities and Stockholders' Equity
 Current Liabilities:
      Line of credit                                                                  $ 1,605            $   907
      Accounts payable                                                                  2,566              2,689
      Related party accounts payable                                                      624                601
      Accrued salaries and employee benefits                                              824                753
      Warranty                                                                          1,812              2,312
      Other accrued liabilities                                                           122                138
      Current portion of capital lease liability                                          109                109
                                                                                      -------            -------
                Total current liabilities                                               7,662              7,509

 Deferred tax liabilities                                                               3,075              2,029
 Capital lease liability                                                                  176                200

 Stockholders' Equity:
      Common stock $.01 par value per share (30,000,000 shares
          authorized; 6,141,189 and 6,107,457 shares issued)                               61                 61
      Additional paid in capital                                                       12,786             12,739
      Treasury stock (at cost, 224,643 shares)                                         (1,782)            (1,782)
      Accumulated deficit                                                                (900)              (242)
      Accumulated other comprehensive income                                            3,452              1,994
                                                                                      -------            -------
                Total stockholders' equity                                             13,617             12,770
                                                                                      -------            -------
                Total liabilities and stockholders' equity                            $24,530            $22,508
                                                                                      =======            =======

* Derived from audited Financial Statements

         The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                                  SSE Telecom, Inc.
                                   Condensed Consolidated Statements of Cash Flows
                                              (in thousands; unaudited)




                                                                                          Three Months Ended
                                                                                    -------------------------------
                                                                                    December 25,       December 26,
                                                                                       1999               1998
                                                                                      -------            -------
 Operating Activities:
 Net income (loss)                                                                    $  (658)           $   513
 Adjustments to reconcile net income (loss)  to net
    cash used by operating activities:
        Depreciation and amortization                                                     351                343
        Gain on sale of investments                                                    (1,652)            (3,198)
        Deferred income taxes                                                              80                -

 Changes in operating assets and liabilities:
        Accounts receivable                                                                (5)              (345)
        Inventories                                                                       536              1,301
        Other current assets                                                             (152)              (121)
        Accounts payable                                                                 (100)              (312)
        Other accrued liabilities                                                        (445)               264
                                                                                      -------            -------
 Net cash used by operating activities                                                 (2,045)            (1,555)
                                                                                      -------            -------

 Investing activities:
        Purchases of equipment                                                             (8)              (109)
        Proceeds from sale of investments                                               2,000              3,419
                                                                                      -------            ------
 Net cash provided by investing activities                                              1,992              3,310
                                                                                      -------            ------

 Financing activities:
        Borrowings (payment) under debt obligations                                       674               (160)
        Payments on convertible debentures                                                 -              (1,221)
        Proceeds from issuance of common stock                                             47                 55
                                                                                      -------            -------
 Net cash provided (used) by financing activities                                         721             (1,326)
                                                                                      -------            -------

 Net increase in cash and cash equivalents                                                668                429
 Cash and cash equivalents, beginning of period                                         3,828              3,327
                                                                                      -------            -------
 Cash and cash equivalents, end of period                                             $ 4,496            $ 3,756
                                                                                      =======            =======


         The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                SSE TELECOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information at December 25, 1999 and for the three month periods ended December 25, 1999 and December 26, 1998 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999. The results of operations for the three months ended December 25, 1999, are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on a method that approximates actual cost on a first-in, first-out (FIFO) basis. At December 25, 1999 and September 25, 1999 inventories consisted of the following (in thousands):

                               December, 25        September 25,
                                    1999                1999 *
                                ------------        -------------
                                 (unaudited)

 Raw materials                     $ 1,825            $ 2,030
 Work-in-process                     1,304              1,521
 Finished goods                        519                633
                                   -------            -------
     Total                         $ 3,648            $ 4,184
                                   =======            =======

* Derived from audited financial statements

3. INVESTMENTS

During the three month period ended December 25, 1999, the Company sold 30,400 shares of Echostar Communications Corporation (Echostar) common stock. The proceeds generated from the sale totaled approximately $2.0 million. At December 25, 1999, the Company had 70,672 shares of Echostar common stock valued at $6.7 million.

4. NET INCOME (LOSS) PER SHARE

The following  table sets forth the  computation of basic and diluted net income
(loss) per share (in thousands, except per share; unaudited):

                                                                  Three Months Ended
                                                            -------------------------------
                                                            December 25,       December 26,
                                                               1999               1998
                                                            ------------       ------------
 BASIC:
 Net income (loss)                                            $  (658)           $   513
 Weighted average common shares outstanding                     5,902              5,779
 Basic net income (loss) per share                            $ (0.11)           $  0.09

 DILUTED:
 Weighted average common shares outstanding                     5,902              5,779
 Increase in weighted average shares due to dilutive
        options and 6 1/2% convertible debentures                   -                 75
                                                              -------            -------
 Diluted shares                                                 5,902              5,854
 Diluted net income (loss) per share                          $ (0.11)           $  0.09


For the quarter ended December 25, 1999, the Company's only potentially dilutive
securities   were  shares  of  common  stock  issuable   pursuant  to  currently
outstanding stock options and warrants. All potentially dilutive securities have been excluded from the computation of diluted  earnings (loss) per share for the first quarter of fiscal 2000 as their effect is  anti-dilutive  on the loss from continuing operations.

5. COMPREHENSIVE INCOME (LOSS)


The components of comprehensive income (loss) are as follows:

                                                                 Three Months Ended
                                                            -------------------------------
                                                            December 25,       December 26,
                                                               1999               1998
                                                            ------------       ------------
                                                               (in thousands; unaudited)

 Net income (loss)                                            $  (944)           $   513
 Other comprehensive income (loss)                              1,458             (1,818)
                                                              -------            -------
 Total comprehensive income (loss)                            $   514            $(1,305)
                                                              =======            =======

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

Overview

Revenue for the first quarter of fiscal 2000 decreased 2.8 million, or 37%, to $4.9 million from $7.7 million in the first quarter of last fiscal year. Revenue for the fourth quarter of fiscal 1999 was $4.8 million. New orders in the first quarter of fiscal 2000 were approximately the same as the fourth quarter of fiscal 1999, as evidenced by the Company's backlog of $3.0 million and $3.2 million at December 25, 1999 and September 25, 1999. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

During the first quarter of fiscal 2000 the Company continued to be affected by unfavorable economic conditions impacting satellite communications business in Latin America, Asia and Eastern Europe. The Company is continuing its investment in the development of the iP3 TM satellite Internet gateway product line. This product was demonstrated in October 1999 at the Geneva Telecom '99 trade show. The Company released basic versions of this product to two prospective European customers for evaluation during December 1999. As of February 2000, evaluation and testing of the iP3 TM products is ongoing.

The Company's financial position as of December 25, 1999 has improved in comparison to the end of last fiscal year due, in part, to the increase in value of the Company's investment in Echostar. The Company's cash position was $4.5 million, inventories were reduced to $3.6 million, and short-term investments were $6.7 million as of December 25, 1999

Results of Operations for the Three Month Period Ended December 25, 1999 and December 26, 1998

Revenue: Sales decreased to $4.9 million for the first quarter of fiscal 2000 from $7.7 million for the same period in fiscal 1999. The decrease is primarily a result of lower unit volumes due to the aforementioned lower demand in the market for satellite transceivers and modems in Latin America, Asia and Eastern Europe. Also contributing to the decrease was a reduction in orders and shipments to the U.S. government and past production and product reliability issues with some of the Company's products.

Gross Margin: Gross margin increased to $525,000, or 11% of sales, in the first quarter of fiscal 2000 compared to $497,000 or 6% of sales, for the first quarter of fiscal 1999. The gross margin increase is primarily due to cost reductions resulting from the Company's reorganization of its manufacturing activities including outsourcing the assembly of certain products and components and a consolidation of the Company's manufacturing into one facility.

Operating Expenses: Research and development expenses decreased to $928,000, or 19% of sales, for the first quarter of fiscal 2000 from $994,000, or 13% of sales, for the first quarter of fiscal 1999. Marketing, general and administrative expenses decreased to $1.9 million, or 39% of sales, in the first quarter of fiscal 2000 as compared to $2.0 million, or 26% of sales, for the same period in fiscal 1999. The small decrease in operating expenses was due to lower average headcount. However, the Company expects operating expenses to increase in absolute dollars in the remaining quarters of fiscal 2000 as overall headcount is expected to increase.

Net Interest Expense. Net interest expense was $36,000 in the first quarter of fiscal 2000. During the same period of last fiscal year, net interest expense was $19,000. Although average debt balances were higher in the first quarter of fiscal 1999 as compared to the same period of fiscal 2000, net interest expense was lower due to lower overall interest rates on outstanding debt and to interest earned on an investment in convertible debentures.

Gain on Sale of Investments. During the first quarter of fiscal 2000 the Company realized a gain of $1.7 million on sales of 30,400 shares of Echostar common stock. In the first quarter of fiscal 1999, the Company realized a gain of $3.2 million on the sales of 118,905 shares of Echostar common stock.

Provision for Income Taxes. The Company's effective tax rate was 0% and 35% for the first quarter of fiscal 2000 and 1999, respectively. No tax benefit was provided on the pretax loss for the first quarter of fiscal 2000 due to limitations on net operating loss carrybacks and a valuation allowance provided on deferred tax assets due to lack of sufficient assurance that such assets will be realized in future periods.

LIQUIDITY AND CAPITAL RESOURCES

At December 25, 1999, the Company had working capital of $14.6 million, including $4.5 million in cash and cash equivalents, compared with working capital of $12.3 million, including cash and cash equivalents of $3.8 million at September 25, 1999.

Net cash used by operating activities was $2.0 million during the first quarter of fiscal 2000 as compared to net cash used of $1.6 million in the same period of fiscal 1999. Cash used by operating activities was principally due to operating losses partially offset by depreciation and amortization and, in the first quarter of fiscal 1999, by a decrease in net assets related to operating activities.

The Company's investing activities provided $2.0 million during the first quarter of fiscal 2000 as compared to cash provided of $3.3 million during the same period in fiscal year 1999. During the first quarter of fiscal 2000, $2.0 million was realized from the sale of Echostar shares compared with $3.4 million in the first quarter of fiscal 1999.

The Company's financing activities provided $721,000 during the first quarter of fiscal 2000 as compared to net cash used of $1.3 million during the first quarter of fiscal year 1999. In the first quarter of fiscal 2000, cash was provided primarily by drawing down on the Company's line-of-credit facility. The Company reduced convertible debentures by $1.2 million in the first quarter of fiscal 1999.

At December 25, 1999, the Company's principal sources of liquidity consisted of $4.5 million in cash and a bank line of credit. At December 25, 1999, $1.6 million was outstanding on this $5.0 million operating line of credit. Additionally, a principle source of financing is the Company's holdings of Echostar common stock, which is subject to the volatility of the stock market. On December 25, 1999, the Company held 70,672 shares of Echostar stock with a value of $6.7 million and an unrealized gain, net of tax, of $3.5 million recorded in stockholders' equity.

The Company believes that its current cash position, funds generated from operations, funds available from its equity holdings in Echostar common stock and its line of credit will be adequate to meet its requirements for working capital, capital expenditures, debt service and external investment for the foreseeable future. Due to potential volatility in the value of Echostar common stock, there could be a significant reduction in funding available from the liquidation of these shares. Further there can be no assurance that our predictions with respect to our operating expenses and capital expenditure requirements are accurate. Therefore, we may require additional funds to support our working capital, debt service and operationg expenses or for other purposes sooner than expected. We may seek to raise additional funds through public or private offerings or debt financings. We cannot assure you that financings will be available, or if available will be on reasonable terms, nor can we assure you that these financings will not be dilutive to our stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 25, 1999 the Company had 70,672 shares of Echostar common stock with a closing price on that date of $94.50. The 52 week range for Echostar's Common Stock as of January 26, 2000, giving retroactive effect to stock splits, was a low of $11.50 and a high of $96.25.

At December 25, 2000, the Company was operating under a credit facility with outstanding borrowings of $1.6 million. This facility allows for up to a $5.0 million operating line-of-credit. Funds borrowed under this line-of-credit bear interest at prime plus 2.00% (prime rate was 8.50% at December 25, 1999). Certain assets of the Company secure the line-of-credit and the Company is required under this line-of-credit to be in compliance with a tangible net worth covenant. The credit agreement expires July 30, 2001.

The Company's exposure to market risk due to fluctuations in interest rates primarily relates to the Company's credit facility. If market interest rates were to increase immediately and uniformly by 10% from levels prevailing at December 25, 1999, the fair value of the debt obligations would not change materially. The company does not use derivative financial instruments to mitigate interest rate risk.

Notwithstanding the analysis of the direct effects of interest rate risk, the indirect effects of fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, worldwide demand for the Company's products could be effected by interest rate fluctuations that could change the buying patterns of the Company's customers.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

     Exhibit Number    Description                        Sequential Page Number
     --------------    -----------                        ----------------------

           27          Financial Data Schedule                   Page 12

(b) Reports on Form 8-K

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 8, 2000                          SSE TELECOM, INC.


                                                  By: /s/ Leon F. Blachowicz
                                                      ----------------------
                                                      Leon F. Blachowicz,
                                                      Chief Executive Officer

                                                  By: /s/ James J. Commendatore
                                                      -------------------------
                                                      James J. Commendatore,
                                                      Chief Financial Officer