Form 10-K/A
period 1999-09-25
SSE TELECOM INC
filed 2000-04-13
CIK 808220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K/A

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

GROSS MARGIN: The gross margin was $690,000 or 3.1% of revenues in fiscal 1999, compared to $2.1 million or 5.8% of revenues in fiscal 1998 and $9.3 million or 20.4% of revenues in fiscal 1997. The gross margin decline in fiscal 1999 was due to the reduced unit volume in the Company's transceiver and modem products, higher rework and warranty costs related to STAR transceivers, and a decline in the average selling price of the Company's products. Gross margin decrease in 1998 was due to manufacturing problems in the Company's transceiver product line, a $3.9 million expense associated with the elimination of obsolete products, and a decline in the average selling price of the Company's products. The manufacturing problems were primarily attributable to the reliability of certain parts supplied by vendors, inefficient manufacturing workflow and less rigorous test and integration processes. The Company implemented changes to its procurement, manufacturing and test and integration processes so that these matters were substantially resolved during fiscal 1998. The charge for obsolete products was the result of the Company's decision in 1998 to refocus its business on its strengths in satellite communication transceivers and modems. The Company reviewed its current product offering existing at that time and evaluated, amongst other matters, the sales volume, profitability, customer commitments, overall potential of individual products in contributing to the Company's performance and the availability of the Company's working capital resources and infrastructure. This evaluation resulted in products such as the S Series radio products, the 2800 and 2900 modems being discontinued by the Company and the product development effort on the modem-on-a-card being abandoned.


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

Marketing, general and administrative expenses were $7.6 million or 34.7% of revenues in fiscal 1999, compared to $8.7 million or 23.6% of revenues in fiscal 1998, and $9.5 million or 20.8% of revenues in fiscal 1997. The dollar decrease in fiscal 1999 from fiscal 1998 was in part due to a one time charge of $500,000 recognized for the reorganization and refocusing of the Company in fiscal 1998. The reorganization and refocusing involved the hiring of a substantially new executive management, the consolidation of the Company into one facility which included the discontinuation of all activities at the Company's facilities in
Arizona and Virginia, the discontinuation of certain products, and the commencement of new product development activities. The $500,000 of marketing, general and administrative expenses in 1998 were elements of the preceding reorganization that were not more appropriately included in cost of sales or restructuring expense. The principal components of these expenses were (i) hiring bonuses paid to new executive officers of $120,000; (ii) recruiting expenses relating to the hiring of an executive of $112,000; (iii) expenses for outside legal counsel of $90,000 relating to the closing of the Virginia office; and (iv) purchased technology of $157,000 for product development activities which were abandoned. In addition, the fiscal 1999 expenses were lower for outside services, management incentives, and recruitment costs. The decrease in absolute dollars in fiscal 1998 from fiscal 1997 was due to the reduction of expenses as a result of the consolidation in June 1997 of the Company's operations in Arizona. The Company's investment in its marketing, general and administrative functions may vary as a percentage of sales in the future.

The fiscal 1998 restructuring expenses of $1.2 million principally includes charges associated with the closing and relocation of its modem development facility from Scottsdale, Arizona to Fremont, California, of $137,000 staffing adjustments and severance payments of $670,000 and $429,000 of write-offs of fixed assets and intangibles. The fiscal 1997 restructuring expense of $850,000 was for charges associated with the consolidation of the Company's manufacturing facilities and principally consisted of a write down for certain intangibles acquired as part of the purchase of the assets of Fairchild Data Corporation in fiscal 1996 of $417,000, severance for employees of $193,000 and $240,000 of other various costs incurred in transferring the manufacturing capability in Scottsdale, Arizona and consolidating it with the transceiver product line in Fremont, California.

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

Revenue recognition: Revenue from product sales is recognized when goods are shipped to customers. A warranty reserve for future costs related to product warranties is established and maintained based on estimated costs to be incurred for shipped products.

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

On February 1, 1999, the Company exchanged its interest in MEDIA4 at fair value for 77,769 shares of EchoStar common stock. On March 30, 1999 the company sold 40,000 shares of Echostar common stock for approximately $2.8 million. On July 19, 1999 Echostar effected a 2-for-1 split of common stock for stockholders of record at the close of business on July 1, 1999. On September 9, 1999, the Company sold 25,000 shares of Echostar common stock for approximately $2.0 million. At September 25, 1999 the Company had 50,536 shares of Echostar valued at $4.5 million. Total gains recognized from the sale of Echostar stock in 1999 acquired from the MEDIA4 exchange were $2,402,000. The EchoStar common stock has been classified as an available-for-sale investment. During fiscal 1998, the Company invested $2,425,000 in MEDIA4 and as of September 26, 1998, the Company had invested approximately $965,000 in MEDIA4 common stock and held $2.6 million in MEDIA4 convertible 7% and 9.5% debentures.

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
                                                =======     =======     =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Because of the continuing unfavorable international economic conditions, pricing pressures and limitations on net operating loss carrybacks the Company evaluated the likelihood of the realization of its deferred tax assets and recorded a reserve of $2,541,000 against its net deferred tax assets at September 25, 1999. Significant components of the Company's deferred tax assets and liabilities consists of the following:

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

     12. RESTRUCTURING CHARGES

On June 25, 1998, the Company announced a program designed to focus the Company on its strengths in satellite communication transceivers and modems. As a result of this decision, the Company recorded a restructuring charge of $1.2 million before taxes in the third quarter of fiscal 1998 that principally relates to the closing of its modem developement facility in Arizona. The restructuring charge includes: $670,000 for personnel actions (36 technical and support personnel) of which $647,000 has been paid and the remaining amount will be paid in fiscal 2000; $429,000 for the write-off of certain fixed assets and for the write-off of intangibles assets associated with the acquisition of Fairchild Data; and $137,000 for facility closing costs in Arizona and Virginia. In addition, the Company charged $3,855,000 to cost of revenue for certain inventory write-offs. Total remaining restructuring expenses accrued at September 25, 1999 was $51,000 consisting of $23,000 for personnel actions and $28,000 for fixed assets and facility closing cost.

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

In fiscal 1998, the Company incurred a los of $661,000 for the disposal of fixed assets.

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