Form 10-Q
period 2000-03-25
SSE TELECOM INC
filed 2000-05-09
CIK 808220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 25, 2000

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
                                 (510) 657-7552


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

As of May 8, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding: Common Stock 5,989,951

PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements


                                SSE Telecom, Inc.
                      Condensed Consolidated Balance Sheets
               (in thousands, except per share amounts; unaudited)

                                                                March 25,    September 25,
                                                                  2000           1999
                                                                --------       --------
Assets
Current Assets:
     Cash and cash equivalents                                  $  4,074       $  3,828
     Short-term investments                                        8,476          4,523
     Accounts receivable (net of allowances of $523 and $584)      3,485          4,337
     Related party accounts receivable                                41             17
     Inventories                                                   3,741          4,184
     Deferred tax assets                                           2,723          2,723
     Other current assets                                            308            247
                                                                --------       --------
               Total current assets                               22,848         19,859
Property, equipment and leasehold improvements, at cost
     Equipment                                                     7,296          7,148
     Furniture, fixtures and leasehold improvements                4,508          4,659
                                                                --------       --------
                                                                  11,804         11,807
Less accumulated depreciation and amortization                     9,981          9,298
                                                                --------       --------
Property, equipment and leasehold improvements, net                1,823          2,509
Notes receivable from employees                                      140            140
                                                                --------       --------
               Total assets                                     $ 24,811       $ 22,508
                                                                ========       ========

Liabilities and Stockholders' Equity
Current Liabilities:
     Line of credit                                             $   --         $    907
     Accounts payable                                              3,044          2,689
     Related party accounts payable                                  636            601
     Accrued salaries and employee benefits                          980            753
     Warranty                                                      1,812          2,312
     Other accrued liabilities                                       194            138
     Current portion of capital lease liability                      108            109
                                                                --------       --------
               Total current liabilities                           6,774          7,509

Deferred tax liabilities                                           3,852          2,029
Capital lease liability                                              140            200

Stockholders' Equity:
     Common stock $.01 par value per share (30,000,000 shares
         authorized; 6,191,925 and 6,107,457 shares issued) .         62             61
     Additional paid in capital                                   13,035         12,739
     Treasury stock (at cost, 224,643 shares)                     (1,782)        (1,782)
     Accumulated deficit                                          (1,914)          (242)
     Accumulated other comprehensive income                        4,644          1,994
                                                                --------       --------
               Total stockholders' equity                         14,045         12,770
                                                                --------       --------
               Total liabilities and stockholders' equity       $ 24,811       $ 22,508
                                                                ========       ========

            The Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                                       2

                                SSE Telecom, Inc.
                   Condensed Consolidated Statements of Operations
                (in thousands, except per share data; unaudited)

                                                                              Three Months Ended              Six Months Ended
                                                                           -------------------------      --------------------------
                                                                           March 25,       March 27,       March 25,       March 27,
                                                                             2000            1999            2000            1999
                                                                           --------        --------        --------        --------
Revenue                                                                    $  3,945        $  4,718        $  8,816        $ 12,422
Cost of revenue                                                               3,814           4,966           8,160          12,173
                                                                           --------        --------        --------        --------
       Gross profit (loss)                                                      131            (248)            656             249

Operating expenses:
       Research and development                                                 993             957           1,921           1,951
       Marketing, general and administrative                                  1,853           2,062           3,729           4,037
                                                                           --------        --------        --------        --------
Operating loss                                                               (2,715)         (3,267)         (4,994)         (5,739)

       Gain on sale of investments                                            1,680             --            3,332           3,198
       Net interest expense                                                      16             (29)            (20)            (49)
       Other income                                                               5             128              10             211
                                                                           --------        --------        --------        --------

Loss before income taxes                                                     (1,014)         (3,168)         (1,672)         (2,379)

Income tax benefit                                                             --            (1,310)           --            (1,034)
                                                                           --------        --------        --------        --------

Net loss                                                                   $ (1,014)       $ (1,858)       $ (1,672)       $ (1,345)
                                                                           ========        ========        ========        ========


Basic and diluted net loss per share                                       $  (0.17)       $  (0.32)       $  (0.28)       $  (0.23)
                                                                           ========        ========        ========        ========

Shares used in per share calculation - basic and diluted                      5,936           5,791           5,919           5,785
                                                                           ========        ========        ========        ========

               The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                                     SSE Telecom, Inc.
                                     Condensed Consolidated Statements of Cash Flows
                                                (in thousands; unaudited)

                                                                                            Six Months Ended
                                                                                      ----------------------------
                                                                                      March 25,          March 27,
                                                                                        2000               1999
                                                                                       -------            -------
Operating Activities:
Net loss                                                                               $(1,672)           $(1,345)
Adjustments to reconcile net loss to net
   cash used by operating activities:
       Depreciation and amortization                                                       695                680
       Gain on sale of investments                                                      (3,332)            (3,198)
       Deferred income taxes                                                              --                   26
Changes in operating assets and liabilities:
       Accounts receivable                                                                 828                516
       Inventories                                                                         443              1,399
       Other current assets                                                                (61)               (16)
       Accounts payable                                                                    390               (577)
       Other accrued liabilities                                                          (217)              (606)
                                                                                       -------            -------
Net cash used by operating activities                                                   (2,926)            (3,121)
                                                                                       -------            -------

Investing activities:
       Purchases of equipment                                                               (8)              (275)
       Proceeds from sale of investments                                                 3,851              3,419
                                                                                       -------            -------
Net cash provided by investing activities                                                3,843              3,144
                                                                                       -------            -------

Financing activities:
       Net payment under debt obligations                                                 (968)              (992)
       Payments on convertible debentures                                                 --               (1,220)
       Proceeds from issuance of common stock                                              297                 55
                                                                                       -------            -------
Net cash used by financing activities                                                     (671)            (2,157)
                                                                                       -------            -------

Net increase (decrease) in cash and cash equivalents                                       246             (2,134)
Cash and cash equivalents, beginning of period                                           3,828              3,327
                                                                                       -------            -------
Cash and cash equivalents, end of period                                               $ 4,074            $ 1,193
                                                                                       =======            =======

       The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                SSE TELECOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the consolidated financial position, results of operations and cash flows of SSE Telecom, Inc. ("SSET" or the "Company") for the periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed consolidated financial statements and notes thereto be read in conjunction with the audited consolidated financial statements and notes thereto included in SSET's Annual Report on Form 10-K for the fiscal year ended September 25, 1999. Interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000.


2.       INVENTORIES

                                       March 25,          September 25,
                                         2000                 1999
                                       --------              -------
                                               (in thousands)
 Raw materials                          $ 1,420              $ 2,030
 Work-in-process                          1,766                1,521
 Finished goods                             555                  633
                                       --------              -------
     Total                             $  3,741              $ 4,184
                                       ========              =======

3.    INVESTMENTS

     On March 23, 2000, Echostar Communications Corporation ("Echostar") effected a 2-for-1 split of its series A common stock for stockholders of record at the close of business on March 10, 2000. All share information in this report has been restated to reflect the split. During the quarter ended March 25, 2000, SSET sold 30,000 shares of Echostar common stock for a net realized gain before taxes of $1.7 million. The proceeds generated from the sale totaled approximately $1.9 million. For the six month period ended March 25, 2000, SSET sold 90,800 shares of Echostar common stock for a net realized gain before taxes of $3.3 million. Proceeds generated from these sales in the first half of fiscal 2000 totaled approximately $3.9 million. In the second half of fiscal 1999, SSET sold Echostar common stock for a net realized gain before taxes of $3.2 million. At March 25, 2000, SSET had 111,344 shares of Echostar common stock valued at $8.5 million.


4.     PER SHARE COMPUTATION

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. For the three and six months ended March 25, 2000, potentially dilutive options and warrants to purchase 755,282 and 579,454 shares, respectively, were excluded from the diluted per share calculation as they were antidilutive due to net losses experienced in these periods. Similarly, 13,225 and 14,670 potentially dilutive options were excluded from the diluted per share calculation for the comparable periods in fiscal 1999 due to net losses incurred.

5.     COMPREHENSIVE INCOME

The components of comprehensive loss are as follows:

                                                              Three Months Ended                Six Months Ended
                                                          -------------------------        --------------------------
                                                          March 25,       March 27,        March 25,        March 27,
                                                            2000             1999            2000              1999
                                                          -------          -------          -------          -------
                                                                                (in thousands)
Net loss                                                  $(1,014)         $(1,858)         $(1,672)         $(1,345)
Other comprehensive income (loss)                           1,192            1,164            2,650             (654)
                                                          -------          -------          -------          -------
Total comprehensive income (loss)                             178             (694)             978           (1,999)
                                                          =======          =======          =======          =======

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

RESULTS OF OPERATIONS

Overview

     Revenue for the second quarter of fiscal 2000 decreased $773,000, or 16%, to $3.9 million from $4.7 million in the second quarter of last fiscal year. Revenue for the first quarter of fiscal 2000 was $4.9 million. New orders in the second quarter of fiscal 2000 decreased approximately 32% from the first quarter of fiscal 2000, as evidenced by the Company's backlog of $2.2 million and $3.0 million at March 25, 2000 and December 25, 1999. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

     During the second quarter of fiscal 2000 the Company continued to be affected by unfavorable economic conditions impacting satellite communications business in Latin America, Asia and Eastern Europe. Additionally, strong demand for certain electronic components used in current products has resulted in material shortages at contract manufacturers and negatively impacted our manufacturing cycle times. This resulted in delays in deliveries and loss of some orders, further reducing our revenue. Management believes the material shortages have been resolved and that manufacturing lead time and finished goods availability are returning to satisfactory levels. However, there can be no assurance that these or other manufacturing problems will not recur, that significant volumes of product can be produced in a timely manner or that orders will increase.

     The Company is continuing its investment in the development of the iP3TM satellite Internet gateway product line. The Company released basic versions of this product to two prospective European customers for evaluation and testing during the first quarter of fiscal 2000, and to a potential domestic customer in the second quarter of fiscal 2000. Beta testing by the foreign customers was satisfactorily completed during the second quarter. The final phase of beta testing is currently ongoing by the domestic customer. As a result of these programs certain product feature enhancements are underway. To date, SSET has received no commercial orders for this product line and no assurance can be given that design or production problems will not arise. To the extent that development and commercialization efforts with respect to the iP3TM product line are unsuccessful, or if these products do not achieve market acceptance, SSET's business, financial condition and results of operations would be materially adversely affected.

     The Company's financial position as of March 25, 2000 has improved in comparison to the end of last fiscal year due, in part, to the increase in value of the Company's investment in Echostar. The Company's cash position was $4.1 million, inventories were reduced to $3.7 million, and short-term investments were $8.5 million as of March 25, 2000.

Results of Operations for the Three and Six Month Periods Ended March 25, 2000 and March 27, 1999

     Revenue: Revenue decreased by 16% from $4.7 million for the three months ended March 27, 1999 to $3.9 million for the three months ended March 25, 2000, and decreased by 29% from $12.4 million for the six months ended March 27, 1999 to $8.8 million for the six months ended March 25, 2000. The decrease is primarily a result of lower unit volumes due to the aforementioned lower demand in the market for satellite transceivers and modems in Latin America, Asia and Eastern Europe and to material shortages. Also contributing to the decrease was a reduction in orders and shipments to the U.S. government. Management currently expects that revenue from existing products will remain at approximately the level experienced during the second quarter of fiscal 2000 for the remainder of the current fiscal year. We are unable to predict with any degree of certainty what revenue, if any, will result from shipments of the new iP3TM product line.

     Gross Profit: Gross profit increased $379,000 from a loss of $248,000 for the three months ended March 27, 1999 to gross profit of $131,000 for the three months ended March 25, 2000, and increased $407,000 from $249,000 for the six months ended March 27, 1999 to $656,000 for the six months ended March 25, 2000. As a percentage of revenue, gross profit was (5)% and 3% for the second quarter of 1999 and 2000, respectively, and 2% and 7% for the first six months of 1999 and 2000, respectively. The gross margin increase is primarily due to cost reductions resulting from the Company's reorganization of manufacturing, including outsourcing the assembly of certain products and components and a consolidation of the Company's manufacturing into one facility. These cost reductions have been partially offset by a decrease in unit volume.

     Operating Expenses: Research and development expenses increased 4% from $957,000 for the three months ended March 27, 1999 to $993,000 for the three months ended March 25, 2000, and decreased 2% from $2.0 million for the six months ended March 27, 1999 to $1.9 million for the six months ended March 25, 2000. Research and development expenses as a percentage of revenue were 20% and 25% for the second quarter of 1999 and 2000, respectively, and were 16% and 22% for the first six months of 1999 and 2000, respectively. Marketing, general and administrative expenses decreased 10% from $2.1 million for the three months ended March 27, 1999 to $1.9 million for the three months ended March 25, 2000, and decreased 8% from $4.0 million for the six months ended March 27, 1999 to $3.7 million for the six months ended March 25, 2000. Marketing, general and administrative expenses as a percentage of revenue were 44% and 47% for the second quarter of 1999 and 2000, respectively, and 32% and 42% for the first six months of 1999 and 2000, respectively. The small decrease in operating expenses was due to lower average headcount. However, operating expenses are expected to increase in absolute dollars in the remaining quarters of fiscal 2000 as overall headcount is increased in order to support iP3TM development and marketing.

     Net Interest Expense. Net interest income was $16,000 in the second quarter of fiscal 2000 as compared to net interest expense of $29,000 during the same period of last fiscal year. For the first six months of fiscal year 2000 interest expense was $20,000 as compared to $49,000 for the same period last year. Interest expense for fiscal 2000 has decreased due primarily to lower average debt balances as compared to fiscal 1999.

     Net Gain on Sale of Investments. During the second quarter of fiscal 2000 the Company realized a gain of $1.7 million on sales of 30,000 shares of Echostar common stock. For the first six months of fiscal 2000 the Company realized a gain of $3.3 million on sales of 90,800 Echostar shares. In the first quarter of fiscal 1999, the Company realized a gain of $3.2 million on the sale of Echostar shares.

     Other Income. Other income for the second quarter of fiscal 2000 was $5,000 as compared to $128,000 for the same period last year. For the first six months of fiscal 2000 other income was $10,000 compared to $211,000 for the same period last year. Other income in fiscal 1999 included a $100,000 payment to the Company pursuant to a sublease agreement for space at Westinghouse Drive and an insurance claim payment.

     Provision for Income Taxes. The Company's effective tax rate was 0% for the second quarter and first six months of fiscal 2000, and was 41% and 43% for the second quarter and first six months of fiscal 1999, respectively. No tax benefit was provided on the pretax losses during fiscal 2000 due to limitations on net operating loss carrybacks and a valuation allowance provided on deferred tax assets due to lack of sufficient assurance that such assets will be realized in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     At March 25, 2000, the Company had working capital of $16.1 million, including $4.1 million in cash and cash equivalents, compared with working capital of $12.4 million, including cash and cash equivalents of $3.8 million, at September 25, 1999.

     Net cash used by operating activities was $2.9 million during the first six months of fiscal 2000 as compared to net cash used of $3.1 million in the same period of fiscal 1999.

     The Company's investing activities provided $3.8 million during the first half of fiscal 2000 as compared to cash provided of $3.1 million during the same period in fiscal 1999. During the first half of fiscal 2000, $3.9 million was realized from the sale of Echostar shares compared with $3.4 million for the same period last fiscal year.

     The Company's financing activities used $671,000 during the first half of fiscal 2000 as compared to net cash used of $2.2 million during the first half of fiscal 1999. In fiscal 2000, net payments under debt obligations of $968,000 were partially offset by cash received from issuance of common stock pursuant to employee benefit plans. The Company reduced convertible debentures by $1.2 million and other debt obligations by $1.0 million in the first half of fiscal 1999.

     At March 25, 2000, the Company's principal sources of liquidity consisted of $4.1 million in cash and a bank line of credit. The credit facility allows for borrowings up to the lesser of $5.0 million or 80% of qualifying receivables. Qualifying receivables exclude certain receivables from the U.S. government, certain uninsured foreign accounts and delinquent receivables. The average total balance available to be borrowed under the line during the second quarter of fiscal 2000 was approximately $1.2 million. At March 25, 2000, a total of $1.3 million was available under the line of credit and no balance was outstanding. Additionally, a principal source of financing is the Company's holdings of Echostar common stock, which is subject to the volatility of the stock market. At quarter end, the Company held 111,344 shares of Echostar stock with a value of $8.5 million and an unrealized gain, net of tax, of $4.6 million recorded in stockholders' equity.

     SSET expects to continue to incur quarterly losses until iP3(TM) products are shipping in significant volume. At the level of operations experienced during the second quarter, the Company estimates that it will have used all of its currently available capital resources by the end of the second quarter of fiscal 2001. SSET will need to increase revenue significantly in a relatively short period of time in order to attain breakeven cash flow from operations with its existing capital. If the Company cannot generate a significant increase in revenues and gross profit or obtain additional funding, SSET would be unable to continue as a going concern. Many factors could increase or decrease SSET's utilization of its capital resources such as changes in product development schedules and expenses, greater than anticipated time or costs to manufacture sufficient quantities of new products, and greater than anticipated expenses. Further, the value of short-term investments could decrease. Management cannot predict the timing or the magnitude of these factors with any degree of certainty. Therefore, there can be no assurance that cash and cash equivalents, short-term investments, and available line of credit balances as of March 25, 2000, will be sufficient to meet our capital requirements through the second quarter of fiscal 2001. SSET may need additional funding at an earlier date. There can be no assurance that additional financing will be available, or if available, will be on reasonable terms. Further, any financing may be materially dilutive to our shareholders. If SSET is unable to obtain additional financing on a timely basis when and if needed, the Company will be required to reduce or even terminate its operations.

RISK FACTORS

     SSET's business faces significant risks. If any of the events described in the following risks actually occurs, SSET's business, financial condition and results of operations could be materially and adversely affected. These risks should be read in conjunction with the other information set forth in this report. The risks and uncertainties described below are not the only ones facing SSET. Additional risks and uncertainties not presently known to the Company, or those currently considered immaterial, may also harm the Company.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 25, 2000 the Company had 111,344 shares of Echostar common stock with a closing price on that date of $76.125. As of April 25, 2000, the closing price was $58.375. The 52 week range for Echostar's common stock as of April 25, 2000, giving retroactive effect to stock splits, was a low of $10.25 and a high of $81.25.

At March 25, 2000, the Company was operating under a bank credit facility with no outstanding borrowings. This facility allows for borrowings up to the lesser of $5.0 million or 80% of qualifying receivables. Funds borrowed under this line-of-credit bear interest at prime plus 2.00% (prime rate was 9.00% at March 25, 2000). Certain assets of the Company secure the line-of-credit and the Company is required under this line-of-credit to be in compliance with a tangible net worth covenant. The credit agreement expires July 30, 2001.

The Company's exposure to market risk due to fluctuations in interest rates primarily relates to the Company's credit facility. If market interest rates were to increase immediately and uniformly by 10% from levels prevailing at March 25, 2000, the fair value of the debt obligations would not change materially. The Company does not use derivative financial instruments to mitigate interest rate risk.

Notwithstanding the analysis of the direct effects of interest rate risk, the indirect effects of fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, worldwide demand for the Company's products could be affected by interest rate fluctuations that could change the buying patterns of the Company's customers.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's Annual Meeting of Shareholders was held on March 15, 2000. The vote of holders of record of 5,923,377 shares of SSET's common stock outstanding at the close of business on January 18, 2000 was solicited by proxy pursuant to Regulation 14A under the Securities Act of 1934.

(b)     The following directors were elected at the Annual Meeting:

                                                 For                   Withheld
                                              ---------                --------
        Leon F. Blachowicz                    4,725,797                390,942
        Frank Trumbower                       4,735,797                380,942
        Daniel E. Moore                       4,402,897                713,842
        Joseph T. Pisula                      4,725,897                390,842
        Lawrence W. Roberts                   4,725,897                390,842
        D. Jonathan Merriman                  4,725,897                390,842
        Olin L. Wethington                    4,725,897                390,842

(c)     Other matters voted on at the Annual Meeting were the following:

        (i) To approve SSET's 1997 Equity Participation Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 400,000 shares.

                         For                                         1,948,562
                         Against                                       760,049
                         Abstain                                         3,727
                         Broker non-votes                            2,401,401

        (ii) To approve SSET's 1997 Directors' Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 100,000 shares, increase the annual grant from 2,500 to 5,000 shares of common stock and provide for an initial appointment grant of 10,000 shares of common stock.

                         For                                         1,927,773
                         Against                                       762,413
                         Abstain                                        22,152
                         Broker non-votes                            2,404,401

        (iii) To ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending September 30, 2000.

                         For                                         5,079,562
                         Against                                        28,500
                         Abstain                                         8,677

        (iv) To approve the issuance of stock option to Mr. Trumbower.

                         For                                         1,878,703
                         Against                                       803,873
                         Abstain                                        29,762
                         Broker non-votes                            2,404,401

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of
    Regulation S-K)
Exhibit Number                  Description               Sequential Page Number
--------------                  -----------               ----------------------
     27                   Financial Data Schedule                Page 16

(b) Reports on Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  May 9, 2000                              SSE TELECOM, INC.


                                                 By: /s/ Leon F. Blachowicz
                                                     --------------------------
                                                         Leon F. Blachowicz,
                                                         Chief Executive Officer

                                                 By: /s/ James J. Commendatore
                                                     -------------------------
                                                         James J. Commendatore,
                                                         Chief Financial Officer