Form 10-Q
period 2000-06-24
SSE TELECOM INC
filed 2000-08-08
CIK 808220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 24, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


As of August 2, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding: Common Stock 5,993,701

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                          SSE Telecom, Inc.
                                Condensed Consolidated Balance Sheets
                         (in thousands, except per share amounts; unaudited)




                                                                                June 24,   September 25,
                                                                                  2000        1999
                                                                                --------    --------
Assets
Current Assets:
     Cash and cash equivalents                                                  $  3,093    $  3,828
     Short-term investments                                                        3,101       4,523
     Accounts receivable (net of allowances of $375 and $584)                      1,945       4,337
     Related party accounts receivable                                                75          17
     Inventories                                                                   4,419       4,184
     Deferred tax assets                                                           2,723       2,723
     Other current assets                                                            252         247
                                                                                --------    --------
               Total current assets                                               15,608      19,859
Property, equipment and leasehold improvements, at cost
     Equipment                                                                     7,328       7,148
     Furniture, fixtures and leasehold improvements                                4,454       4,659
                                                                                --------    --------
                                                                                  11,782      11,807
Less accumulated depreciation and amortization                                    10,175       9,298
                                                                                --------    --------
Property, equipment and leasehold improvements, net                                1,607       2,509
Notes receivable from employees                                                      140         140
                                                                                --------    --------
               Total assets                                                     $ 17,355    $ 22,508
                                                                                ========    ========

Liabilities and Stockholders' Equity
Current Liabilities:
     Line of credit                                                             $    404    $    907
     Accounts payable                                                              2,174       2,689
     Related party accounts payable                                                  592         601
     Accrued salaries and employee benefits                                          951         753
     Warranty                                                                      1,312       2,312
     Other accrued liabilities                                                       201         138
     Current portion of capital lease liability                                      109         109
                                                                                --------    --------
               Total current liabilities                                           5,743       7,509

Deferred tax liabilities                                                           1,771       2,029
Capital lease liability                                                              110         200

Stockholders' Equity:
     Common stock $.01 par value per share (30,000,000 shares
         authorized; 6,214,594 and 6,107,457 shares issued)                           62          61
     Additional paid in capital                                                   13,177      12,739
     Treasury stock (at cost, 224,643 shares)                                     (1,782)     (1,782)
     Accumulated deficit                                                          (3,248)       (242)
     Accumulated other comprehensive income                                        1,522       1,994
                                                                                --------    --------
               Total stockholders' equity                                          9,731      12,770
                                                                                --------    --------
               Total liabilities and stockholders' equity                       $ 17,355    $ 22,508
                                                                                ========    ========


  The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                                      SSE Telecom, Inc.
                                       Condensed Consolidated Statements of Operations
                                      (in thousands, except per share data; unaudited)


                                                                       Three Months Ended              Nine Months Ended
                                                                       -------------------             -----------------
                                                                    June 24,       June 26,        June 24,        June 26,
                                                                     2000            1999            2000            1999
                                                                   --------        --------        --------        --------

Revenue                                                            $  3,217        $  4,758        $ 12,033        $ 17,180
Cost of revenue                                                       2,625           4,552          10,785          16,725
                                                                   --------        --------        --------        --------
       Gross profit                                                     592             206           1,248             455

Operating expenses:
       Research and development                                       1,079           1,100           3,000           3,051
       Marketing, general and administrative                          1,875           1,912           5,604           5,949
                                                                   --------        --------        --------        --------
Operating loss                                                       (2,362)         (2,806)         (7,356)         (8,545)

       Gain on sale of investments                                      885             935           4,217           4,134
       Net interest expense                                             (14)            (47)            (34)            (96)
       Other income (expense)                                           157             (27)            167             183
                                                                   --------        --------        --------        --------

Loss before income taxes                                             (1,334)         (1,945)         (3,006)         (4,324)

Provision for income taxes                                             --             1,131            --                97
                                                                   --------        --------        --------        --------

Net loss                                                           $ (1,334)       $ (3,076)       $ (3,006)       $ (4,421)
                                                                   ========        ========        ========        ========


Basic and diluted net loss per share                               $  (0.22)       $  (0.53)       $  (0.51)       $  (0.76)
                                                                   ========        ========        ========        ========

Shares used in per share calculation - basic and diluted              5,982           5,818           5,941           5,796
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

                                SSE Telecom, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (in thousands; unaudited)


                                                         Nine Months Ended
                                                         -----------------
                                                    June 24,          June 26,
                                                      2000              1999
                                                    -------           -------
Operating Activities:
Net loss                                            $(3,006)          $(4,421)
Adjustments to reconcile net loss to net
   cash used by operating activities:
       Depreciation and amortization                    944             1,033
       Gain on sale of investments                   (4,217)           (4,134)
       Deferred income taxes                             --             1,360
Changes in operating assets and liabilities:
       Accounts receivable                            2,334             1,720
       Inventories                                     (235)            2,658
       Other current assets                              (5)               49
       Accounts payable                                (524)             (521)
       Other accrued liabilities                       (738)           (1,060)
                                                    -------           -------
Net cash used by operating activities                (5,447)           (3,316)
                                                    -------           -------

Investing activities:
       Purchases of equipment                           (42)             (414)
       Proceeds from sale of investments              4,908             6,188
                                                    -------           -------
Net cash provided by investing activities             4,866             5,774
                                                    -------           -------

Financing activities:
       Net payment under debt obligations              (593)           (1,212)
       Payments on convertible debentures                --            (1,220)
       Proceeds from issuance of common stock           439               148
                                                    -------           -------
Net cash used by financing activities                  (154)           (2,284)
                                                    -------           -------

Net increase (decrease) in cash and
   cash equivalents                                    (735)              174
Cash and cash equivalents,
   beginning of period                                3,828             3,327
                                                    -------           -------
Cash and cash equivalents, end of period            $ 3,093           $ 3,501
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


2.  INVENTORIES

                                                    June 24       September 25,
                                                      2000            1999
                                                     ------          ------
                                                          (in thousands)
          Raw materials                              $1,784          $2,030
          Work-in-process                             2,091           1,521
          Finished goods                                544             633
                                                     ------          ------
           Total                                     $4,419          $4,184
                                                     ======          ======


3.  INVESTMENTS

    On March 23, 2000, Echostar Communications Corporation ("Echostar") effected a 2-for-1 split of its series A common stock for stockholders of record at the close of business on March 10, 2000. All share information in this report has been restated to reflect the split. During the quarter ended June 24, 2000, SSET sold 30,000 shares of Echostar common stock for a realized gain before taxes of $885,000. The proceeds generated from the sale totaled approximately $1.1 million. For the nine month period ended June 24, 2000, SSET sold 120,800 shares of Echostar common stock for a realized gain before taxes of $4.2 million. Proceeds generated from these sales in the first nine months of fiscal 2000 totaled approximately $4.9 million. For the nine months ended June 26, 1999, SSET sold Echostar common stock for a realized gain before taxes of $4.1 million. At June 24, 2000, SSET had 81,344 shares of Echostar common stock valued at $3.1 million.


4.  PER SHARE COMPUTATION

    Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. For the three and nine months ended June 24, 2000, potentially dilutive options and warrants to purchase 432,000 and 530,000 shares, respectively, were excluded from the diluted per share calculation as they were antidilutive due to the net losses experienced in these periods. Similarly, 2,000 and 10,000 potentially dilutive options were excluded from the diluted per share calculation for the comparable periods in fiscal 1999 due to the net losses incurred.

5.  COMPREHENSIVE INCOME

The components of comprehensive loss are as follows:


                                                        Three Months Ended            Nine Months Ended
                                                        ------------------            -----------------
                                                       June 24     June 26,       June 24,      June 26,
                                                        2000         1999           2000          1999
                                                      -------       -------        -------       -------
                                                                       (in thousands)
        Net loss                                    $ (1,334)     $ (3,076)      $ (3,006)     $ (4,421)
        Other comprehensive income (loss)             (3,122)        1,172           (472)          518
                                                      -------       -------        -------       -------
        Total comprehensive loss                      (4,456)       (1,904)        (3,478)       (3,903)
                                                      =======       =======        =======       =======


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

RESULTS OF OPERATIONS

Overview

    Revenue for the third quarter of fiscal 2000 decreased $1.5 million, or 32%, to $3.2 million from $4.8 million in the third quarter of last fiscal year. Revenue for the second quarter of fiscal 2000 was $3.9 million. New orders in the third quarter of fiscal 2000 increased approximately 39% from the second quarter of fiscal 2000, as evidenced by the Company's backlog of $3.2 million and $2.2 million at June 24, 2000 and March 25, 2000, respectively. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

    During the second and early third quarter strong demand for certain electronic components used in current products resulted in material shortages at contract manufacturers and negatively impacted our manufacturing cycle times and, correspondingly, ability to accept orders. This resulted in delays in deliveries and loss of some orders, reducing our revenue in both the second and third quarters. Management believes these materials problems have been substantially resolved during the third quarter and that manufacturing lead times and finished goods availability have returned to satisfactory levels. However, there can be no assurance that these or other manufacturing problems will not recur, that significant volumes of product can be produced in a timely manner or that orders will continue to increase.

    The Company is continuing its investment in the development of the iP3 satellite Internet gateway product line. The Company released basic versions of this product to two prospective European customers for evaluation and testing during the first quarter of fiscal 2000, and to a potential domestic customer in the second quarter of fiscal 2000. Beta testing by the foreign customers was satisfactorily completed during the second quarter. The final phase of beta testing is currently ongoing by the domestic customer. As a result of these programs certain product feature enhancements are underway. To date, SSET has received no orders for this product line and no assurance can be given that design or production problems will not arise. To the extent that development and commercialization efforts with respect to the iP3 product line are unsuccessful, or if these products do not achieve market acceptance, SSET's business, financial condition and results of operations would be materially adversely affected.

    The Company's liquidity and capital resources as of June 24, 2000 have decreased in comparison to the end of last fiscal year due, in part, to continuing investment in iP3. Further, the value of SSET's short-term investment in Echostar common stock has decreased significantly during the third quarter. The Company's cash position was $3.1 million, working capital was approximately $9.9 million, and short-term investments were $3.1 million as of June 24, 2000.

Results of Operations for the Three and Nine Month Periods Ended June 24, 2000 and June 26, 1999

    Revenue: Revenue decreased by 32% from $4.8 million for the three months ended June 26, 1999 to $3.2 million for the three months ended June 24, 2000, and decreased by 30% from $17.2 million for the nine months ended June 26, 1999 to $12.0 million for the nine months ended June 24, 2000. The decrease is primarily a result of lower unit volumes due to the aforementioned material shortages. Also contributing to the decrease for the nine months ended June 24, 2000 as compared to the same period last fiscal year was lower demand in the market for satellite transceivers and modems in Latin America and Eastern Europe and a reduction in orders and shipments to the U.S. government. Management currently expects that fourth quarter revenue from existing products will increase slightly from the level experienced during the third quarter. We are unable to predict with any degree of certainty what revenue, if any, will result from shipments of the new iP3 product line.

    Gross Profit: Gross profit increased 187% from a $206,000 for the three months ended June 26, 1999 to $592,000 for the three months ended June 24, 2000, and increased 174% from $455,000 for the nine months ended June 26, 1999 to $1.2 million for the nine months ended June 24, 2000. As a percentage of revenue, gross  profit  was  4%  and  18%  for  the  third  quarter  of  1999  and  2000, respectively,  and 3% and  10% for the  first  nine  months  of 1999  and  2000, respectively. Cost of revenue for the third quarter of fiscal 2000 includes a $500,000 benefit relating to a reduction in accrued liability for estimated warranty expenses. Due primarily to continuing improvements in product quality, SSET has experienced a reduction in warranty related returns and expects this trend to continue. Excluding this benefit, the decrease in gross profit in the third quarter of fiscal 2000 as compared to the same period of last fiscal year is primarily due to a decrease in unit volume. Excluding the $500,000 benefit, gross profit for the nine months ended June 24, 2000 was $748,000, or 6% of sales. This increase is primarily due to cost reductions resulting from the SSET's reorganization of manufacturing, including outsourcing the assembly of certain products and components and a consolidation of the Company's manufacturing into one facility. These cost reductions have been partially offset by a decrease in unit volume.

    Operating Expenses: Research and development expenses decreased 2% from $1,100,000 for the three months ended June 26, 1999 to $1,079,000 for the three months ended June 24, 2000, and decreased 2% from $3,051,000 for the nine months ended June 26, 1999 to $3,000,000 for the nine months ended June 24, 2000. Research and development expenses as a percentage of revenue were 23% and 33% for the third quarter of 1999 and 2000, respectively, and were 18% and 25% for the first nine months of 1999 and 2000, respectively. Marketing, general and administrative expenses decreased 2% from $1,912,000 for the three months ended June 26, 1999 to $1,875,000 for the three months ended June 24, 2000, and decreased 6% from $5.9 million for the nine months ended June 26, 1999 to $5.6 million for the nine months ended June 24, 2000. Marketing, general and administrative expenses as a percentage of revenue were 40% and 58% for the third quarter of 1999 and 2000, respectively, and 35% and 47% for the first nine months of 1999 and 2000, respectively. The small decrease in operating expenses was due to lower average headcount. However, operating expenses are expected to increase as overall headcount is increased in order to support iP3 development and marketing.

    Net Interest Expense. Net interest expense was $14,000 in the third quarter of fiscal 2000 as compared to $47,000 during the same period of last fiscal year. For the first nine months of fiscal year 2000 net interest expense was $34,000 as compared to $96,000 for the same period last year. Net interest expense for fiscal 2000 has decreased due primarily to lower average debt balances as compared to fiscal 1999.

    Gain on Sale of Investments. During the third quarter of fiscal 2000 the Company realized a gain of $885,000 on sales of 30,000 shares of Echostar common stock. For the first nine months of fiscal 2000 the Company realized a gain of $4.2 million on sales of 120,800 Echostar shares. In the first nine months of fiscal 1999, the Company realized a gain of $4.1 million on the sale of Echostar shares.

    Other Income. Other income for the third quarter of fiscal 2000 was $157,000 as compared to other expense of $27,000 for the same period last year. For the first nine months of fiscal 2000 other income was $167,000 compared to $183,000 for the same period last year.

    Provision for Income Taxes. The Company's effective tax rate was 0% for the third quarter and first nine months of fiscal 2000. An income tax provision of $1.1 million and $97,000 was provided on pretax losses for the three and nine months ended June 26, 1999, respectively. No tax benefit was provided on the pretax losses during fiscal 2000 due to limitations on net operating loss carrybacks and a valuation allowance provided on deferred tax assets due to lack of sufficient assurance that such assets will be realized in future periods. SSET recorded a tax provision in the three months ended June 26, 1999 to reflect a change in estimate in the tax benefit attributable to operations in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At June 24, 2000, the Company had working capital of $9.9 million, including $3.1 million in cash and cash equivalents, compared with working capital of $12.4 million, including cash and cash equivalents of $3.8 million, at September 25, 1999.

    Net cash used by operating activities was $5.5 million during the nine months ended June 24, 2000 as compared to net cash used of $3.3 million in the same period of fiscal 1999. Cash used by operating activities was principally due to operating losses partially offset by depreciation and amortization and by a decrease in net assets related to operating activities.

    The Company's investing activities provided $4.9 million during the nine months ended June 24, 2000 as compared to cash provided of $5.8 million during the same period in fiscal 1999. During the first nine months of fiscal 2000, $4.9 million was realized from the sale of Echostar shares compared with $6.2 million for the same period last fiscal year.

    The Company's financing activities used $154,000 during the nine months ended June 24, 2000 as compared to net cash used of $2.3 million during the same period in fiscal 1999. In fiscal 2000, net payments under debt obligations of $593,000 were partially offset by cash received from issuance of common stock pursuant to employee benefit plans. The Company reduced convertible debentures by $1.2 million and other debt obligations by $1.2 million in the first nine months of fiscal 1999.

    At June 24, 2000, the Company's principal sources of liquidity consisted of $3.1 million in cash and a bank line of credit. The credit facility allows for borrowings up to the lesser of $5.0 million or 85% of qualifying receivables. Qualifying receivables exclude certain receivables from the U.S. government, certain uninsured foreign accounts and delinquent receivables. The average total balance available to be borrowed under the line during the third quarter of fiscal 2000 was approximately $879,000. At June 24, 2000, a total of $550,000 was available under the line of credit and borrowings of $404,000 were outstanding. Additionally, a principal source of financing is the Company's holdings of Echostar common stock, which is subject to the volatility of the stock market. At quarter end, the Company held 81,344 shares of Echostar stock with a value of $3.1 million and an unrealized gain, net of tax, of $1.5 million recorded in stockholders' equity.

    SSET expects to continue to incur quarterly losses until iP3 products are shipping in significant volume. At the level of operations experienced during the third quarter, the Company estimates that it will have used all of its currently available capital resources during the second quarter of fiscal 2001. SSET will need to increase revenue significantly in a relatively short period of time in order to attain breakeven cash flow from operations with its existing capital. If the Company cannot generate a significant increase in revenues and gross profit or obtain additional funding, SSET would be unable to continue as a going concern. Many factors could increase or decrease SSET's utilization of its capital resources such as changes in product development schedules and expenses, greater than anticipated time or costs to manufacture sufficient quantities of new products, and greater than anticipated expenses. Further, the value of short-term investments could decrease. Management cannot predict the timing or the magnitude of these factors with any degree of certainty. Therefore, there can be no assurance that cash and cash equivalents, short-term investments, and available line of credit balances as of June 24, 2000, will be sufficient to meet our capital requirements into the second quarter of fiscal 2001. SSET may need additional funding at an earlier date. There can be no assurance that additional financing will be available, or if available, will be on reasonable terms. Further, any financing may be materially dilutive to our shareholders. If SSET is unable to obtain additional financing on a timely basis when and if needed, the Company will be required to reduce or even terminate its operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. SSET is required to be in conformity with the provisions of SAB 101, as amended by

SAB 101A, no latter than the fourth fiscal quarter of the fiscal year ending September 29, 2001 and does not expect a material effect on its financial position, results of operations or cash flows as a result of SAB 101.

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for SSET's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. SSET has not entered into derivative contracts and does not have near term plans to enter into derivative contracts, accordingly the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on its financial statements.


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

Market Acceptance of Products

    The market for SSET's products is subject to technological change, new product introductions and continued market acceptance. Current competitors or new market entrants may develop new products with features that could cause a significant decline in sales, price reductions or loss of market acceptance of SSET's existing and future products. SSET's success will depend, among other factors, upon its ability to enhance its existing products and to introduce new products on a timely basis. In particular, SSET's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of its iP3 platform which was recently introduced. To date, SSET has made no commercial shipments of these products. This product line may require additional development work, enhancement, testing or further refinement before it can be introduced and made commercially available. If iP3 has performance, reliability, quality or other shortcomings, then the product could fail to achieve market acceptance. The failure by SSET's new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause SSET to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on SSET's reputation and financial performance.

History of Losses and Failure to Achieve Profitability

    As of June 30, 2000, SSET had no sales from the iP3 platform and had accumulated deficit of $3.2 million. SSET's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of its iP3 platform which was recently introduced. Due to the need to establish the iP3 platform, SSET expects to incur increasing sales and marketing, product development and administrative expenses. As a result, SSET will continue to incur significant losses for at least the next several quarters and may be required to raise additional capital. There can be no assurance that additional financing will be available, or if available, will be on reasonable terms. Further, any financing may be materially dilutive to the shareholders. If SSET is unable to obtain additional financing on a timely basis when and if need, the Company's business plan will be materially affected.

Emerging Market For Internet-Over-Satellite Communications

    Since approximately the second half of fiscal 1999, SSET has shifted emphasis away from its previous RF transceiver and modem products to the development and marketing of satellite Internet transport products and applications. The market for satellite Internet transport communications products is only beginning to emerge. SSET's future success will be largely dependent on the demand for satellite Internet transport communications products in general, and upon SSET's ability to develop and introduce new products and technologies that meet customer requirements. SSET faces challenges in demonstrating the value of its satellite Internet transport products. If SSET is unable to successfully educate potential customers as to the value of, and thereby obtain broad market acceptance for, its products, it will continue to rely primarily on selling existing products to its base of existing customers, which will significantly limit any opportunity for profitability or growth. To the extent that a specific method other than SSET's is adopted as the standard for implementing Internet-over-satellite communications, sales of SSET's planned products in that market segment would be adversely impacted, which would have a material adverse effect on SSET's business. In addition, the commercial success of SSET's Internet-over-satellite communications products will depend, in part, upon a robust commercial industry and infrastructure for providing access to public switched networks, such as the Internet. The infrastructure or complementary products necessary to make these networks into viable commercial marketplaces may not be fully developed, and once developed, these networks may not become viable commercial marketplaces.

Potential Fluctuations in Quarterly Operating Results

    SSET's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of SSET's product line of STAR satellite transceivers and SSET's high speed high data rate modems, delays in the delivery of SSET's products, delays in the closing of sales, performance of SSET's suppliers, new product introductions, such as iP3, and product enhancements by SSET or its competitors, the prices of SSET's or its competitors products, the mix of products sold, manufacturing costs, the level of warranty claims and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect SSET's operating results for such period, and such price pressure over an extended period could materially adversely affect SSET's long term profitability. SSET expects that the gross margin for existing products will continue to be under pressure to decline due to price reductions as well as continuing competitive price pressure in the satellite telecommunication equipment market. SSET's ability to maintain or increase net revenues and gross margin will depend upon its ability to increase unit sales volumes, reduce manufacturing costs and introduce new products or product enhancements.

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

Attraction and Retention of Qualified Personnel

    SSET's manufacturing and development capabilities are highly dependent upon hiring and retaining the required technical personnel. In particular, SSET will need to hire additional qualified engineering and other employees in order to continue the timely development of its iP3 product line. SSET competes for such personnel with other companies, government entities and organizations. From time to time SSET has experienced difficulties in recruiting and retaining key qualified personnel which impacted operations. SSET may experience personnel resource problems in the future.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    As of June 24, 2000 the Company had 81,344 shares of Echostar common stock with a closing price on that date of $38.125. As of August 3, 2000, the closing price was $42.25. The 52 week range for Echostar's common stock as of August 3, 2000, giving retroactive effect to stock splits, was a low of $14.00 and a high of $81.25.

    At June 24, 2000, SSET was operating under a bank credit facility with outstanding borrowings of $404,000. This facility allows for borrowings up to the lesser of $5.0 million or 85% of qualifying receivables. Funds borrowed under this line-of-credit bear interest at prime plus 2.00% (prime rate was 9.50% at June 25, 2000). Certain assets of the Company secure the line-of-credit and the Company is required under this line-of-credit to be in compliance with a tangible net worth covenant. The credit agreement expires July 30, 2001.

    The Company's exposure to market risk due to fluctuations in interest rates primarily relates to the Company's credit facility. If market interest rates were to increase immediately and uniformly by 10% from levels prevailing at June 24, 2000, the fair value of the debt obligations would not change materially. The Company does not use derivative financial instruments to mitigate interest rate risk.

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


Dated:  August 8, 2000                             SSE TELECOM, INC.


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