Form 10-K
period 2000-09-30
SSE TELECOM INC
filed 2000-12-29
CIK 808220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 8, 2000 as reported on the Nasdaq National Market, was approximately $3,423,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On December 8, 2000, there were 6,257,608 shares of the Registrant's common stock issued.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Notice of Annual Meeting of Stockholders and proxy statement for the Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

                                     PART I

    This Report on Form 10-K includes statements concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology.

     You should not rely too heavily on these forward-looking statements. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as the availability of adequate financing, economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key consumers and international sales could cause actual results to differ from those described in these statements and you should carefully consider these factors in evaluating these forward-looking statements. For a description of these risks see "Risk Factors" and other sections of this Report on Form 10-K. You should also consult the risk factors listed from time to time in SSET's Reports on Form 10-Q.

     All forward-looking statements included in this document are based on information available to us as of the date of this Report on Form 10-K, and SSET assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 1.  BUSINESS

     SSE Telecom, Inc. (the "Company" or "SSET") has as its principal business the development, manufacturing and marketing of telecommunications equipment which use satellites as their transport mechanism, and which it provides to domestic and international service providers, system integrators and enterprises. SSET's products, which are capital goods, are used for the transmission of voice, data, fax and video and the Company has a large worldwide installed base. SSET has recently repositioned and refocused itself as a provider of satellite Internet transport solutions, based on a new product line, the iP3 satellite Internet gateway. Initial versions of this product have been developed and demonstrated successfully and SSET received its first iP3 order, for approximately $839,000, in August 2000.

     SSET's executive offices and operations are located at 47823 Westinghouse Drive, Fremont, CA 94539-7437. The Company operates in a single industry segment, the design, manufacturing and sale of satellite telecommunications equipment. See Note 12 of the Notes to Consolidated Financial Statements for geographic area information.

SATELLITE COMMUNICATION INDUSTRY OVERVIEW

     Growing international demand for telecommunications capacity, the explosive growth of Internet traffic, technical innovation and deregulation trends continue to contribute to the growth in the worldwide satellite communications market. Satellite communication systems are often a preferred medium for communications over a large geographic area and have specific advantages over traditional terrestrial networks in many applications. The industry's capacity is fueled by the high launch rate of geostationary communications satellites.

     The equipment portion of the satellite communications market is generally segmented into earth station and component sub-markets. The earth station market is further divided into large, medium, small, very small aperture terminal ("VSAT") and mobile segments. SSET's primary product focus is on the small and medium segments of the market and, going forward, on products specifically designed for Internet transport applications.

PRODUCTS

     A satellite earth station system generally consists of both indoor and outdoor equipment. SSET presently sells RF transceiver products for outdoor applications and modems for indoor applications. The new iP3 product line consists of an integrated suite of both indoor and outdoor equipment, as well as a number of key features realized in software and running on an Intel(R) processor platform under the Linux(R) operating system. SSET also selectively provides transportable "fly away" prepackaged systems as well as furnishing systems integration services to certain sophisticated end users of satellite earth station products.

     SSET offers a number of products, including STAR satellite transceivers, SM modems, T-series Tri-band transceivers and the new iP3 satellite Internet gateway. SSET's focus for the future is on IP-based satellite transport solutions for the rapidly growing Internet infrastructure market.

     Transceivers

        The STAR and T-series transceivers manufactured by SSET contain microwave downconverters, upconverters, frequency synthesizers and power amplifiers. SSET designs and manufactures, or procures from qualified outside vendors, all of these individual subassemblies of the transceiver. The transceivers are designed for worldwide use in satellite earth stations such as those using standards set by Intelsat and Eutelsat. SSET offers a variety of transceivers at X, C and Ku-band satellite frequencies. Specific power and frequency requirements may be adjusted to individual customer requirements.

        Transceiver options support many different types of specific applications and, therefore, prices may vary over a wide range. However, most of these products are standard elements of communications systems and, as such, are competitively priced.

     Modems

        SSET manufactures a range of high performance satellite modems, the SM series, ranging from closed network modems that are ideal for asymmetrical Internet application to fully featured open network IBS/IDR modems. The Company's modems and complementary redundancy switches provide voice, data, and video communications where industry standard modulation techniques and programmable coding options are required. These modems support industry standard BPSK, QPSK and 8PSK/TCM modulation methods.

      Transportable Satellite Terminals

        SSET manufactures several configurations of small transportable "fly away" terminals for X, C, and Ku as well as Tri-Band configurations. The transportable Tri-Band terminals are lightweight and designed to permit rapid change to X, C and Ku band frequencies with minimal changes to the physical configuration of the system. These are designed for maximum performance in a small package with quick and easy set up with no tools.

     iP3

        The iP3 gateway is a carrier-grade, integrated terminal consisting of an indoor unit, outdoor unit and antenna. It provides IP (Internet Protocol) connectivity with a combination of scalability, flexibility, speed, bandwidth aggregation and remote SNMP (Simple Network Management Protocol) monitoring and control. It is currently available for data rates up to 15 Mb/s, and a very high speed 45 Mb/s capability is planned for availability early in 2001. The iP3 gateway can operate in the commercial C or Ku frequency bands and will also be available in X band, Tri Band (C, X, Ku) and transportable "Fly Away" versions. The iP3 product line is significant to SSET in that it is a "solution" product platform that provides high customer value and, consequently, anticipated improved gross margins for the Company. Positioned as a "pure" Internet product, the iP3 also offers the potential of significant future growth of SSET revenues as the strong demand for global Internet infrastructure continues.

CUSTOMERS

     Customers for SSET's products include domestic and international telecommunication systems integrators and service providers, private communication networks and foreign and domestic government agencies. These customers represent a wide range of applications including Internet transport, business networks, government usage, training and distance learning. SSET's customer base includes a concentration of five customers which accounted for 45% of revenues in fiscal 2000. The U.S. Government and Deutsche Telekom accounted for 14% and 12%, respectively, of revenues in fiscal 2000. Five customers accounted for 40% of revenues in fiscal 1999 with the U.S. Government and Nortel Dasa each accounting for 10% of revenues. The U.S. Government and Loral/Orion, Inc. each accounted for 10% of revenues in fiscal 1998.

     The evolving international markets continue to be an important source of revenue. Continued requirements for telephone and Internet service internationally drive the demand, particularly in the industry segment addressed by SSET. Satellite systems are well suited for quick installation of service in remote geographic regions and interface well with other transmission media. SSET has a large worldwide installed base. Direct export revenues accounted for 53% of the Company's revenue in fiscal 2000, 50% of the Company's revenues in fiscal 1999, and 44% of the Company's revenues in fiscal 1998.

SALES, MARKETING AND CUSTOMER SUPPORT

     SSET directs its marketing activities and programs toward domestic and international systems integrators of telecommunications equipment and to establishing direct relationships with certain substantial companies and government agencies who provide their own systems installations. SSET markets and supports its products through a direct sales force supplemented in international markets by independent sales representatives. Sales promotion is accomplished by direct mail, participation in domestic and international trade shows, advertising in industry and trade publications, telemarketing, and through the World Wide Web.

     SSET believes an essential element of its marketing strategy is its establishment and maintenance of close relationships with its customers through multi-functional teams composed of technical, marketing, sales, training, and operations personnel. Field engineers, customer service representatives, application engineers and sales support personnel provide support services to customers. Customers receive direct support from customer service representatives throughout the order entry, manufacturing and delivery scheduling processes so that customer equipment specifications and scheduling needs are met. Warranty and repair services are administered by the same representatives, thus enhancing the continuity of customer support. Technical and service support is offered directly by personnel based in the USA, Europe and Asia, which ensures that the majority of worldwide customers can contact a representative during business hours. Most support services are provided through direct contact via telephone, e-mail and facsimile. When appropriate, technical and training support is also provided in the field at customer sites. Customers may also receive training at SSET's facilities.

MANUFACTURING

     SSET has traditionally manufactured its products in Fremont, California, which is a certified ISO 9001 facility. The primary operational focus during fiscal 2000 was to complete the outsourcing of major subassemblies of the STAR transceiver and SM modems, and develop new "turnkey" manufacturing suppliers for the new iP3 Internet gateway product line. As a result, manufacturing operations consist primarily of component procurement, final assembly and test, and quality control of subassemblies and systems.

     Certain components and subassemblies are currently purchased from sole- or limited-source suppliers. SSET's ability to timely deliver products is highly dependent upon the availability of quality components and subsystems from these suppliers. SSET also depends upon subcontractors to manufacture, assemble and deliver in a timely and satisfactory manner. A failure to find an adequate source of supply for components for new products, or a significant interruption in the delivery of sole or limited source items from existing suppliers, as occurred in fiscal 2000, could have a material adverse effect on results of operations. Although management believes, if necessary, that SSET will be able to locate another source for components and subsystems, the delay in receiving supplies and in production of our finished goods, may be material.

COMPETITION

     The satellite communications equipment market is competitive and SSET expects that competition will increase. Significant competitive factors include price, quality, delivery, product performance and features, timing of new product introductions by SSET and its competitors, and customer service and support. SSET believes it competes favorably in each of these areas. Price pressure is expected to continue in the satellite market in the foreseeable future. SSET's future gross margins are largely dependent upon its ability to continue to develop and market innovative high-value features for its new iP3 platform product line.

RESEARCH AND DEVELOPMENT AND SUSTAINING ENGINEERING

     SSET's research and development efforts focus on new product development, enhancing features on existing products, and sustaining engineering on mature products. Research and development expenses were approximately $4.3 million, or 29% of revenue in fiscal 2000, $4.0 million, or 18% of revenue in fiscal 1999, and $5.6 million, or 15% of revenue in fiscal 1998. The decrease in dollars from fiscal 1998 to fiscal 1999 reflects an overall reduction in employees involved in research and development and in material and services related to research and development. Since fiscal 1998, SSET has refocused its efforts from sustaining activities for current products to the development of new product platforms and, to a lesser degree, to SSET's outsourcing initiatives. The new iP3 product line positions SSET to exploit the growing demands for integrated communications terminals optimized for Internet-over-satellite applications. This new product line has higher software content allowing higher projected gross profit per unit and a more cost-effective feature upgrade capability. However, the competencies needed for this product line are largely in the areas of software and networking, and SSET has been successful in making the transition form traditional RF and modem engineering capability to these new skills by both technology partnering as well as hiring new personnel.

PERSONNEL

     On September 30, 2000, SSET employed a total of 93 full-time employees and 10 temporary employees. SSET's employees are not represented by a labor organization nor is SSET a party to any collective bargaining agreement. SSET has never experienced an employee strike or work stoppage. SSET provides a substantial benefit package including stock option grants for all employees, health care benefits, personal paid time off, 401(k) with employer match, flexible spending accounts and employee stock purchase plan. SSET considers its relationship with its employees to be good.

BACKLOG

     SSET had a backlog of firm orders of $5.7 million at September 30, 2000, and management expects all of the orders to be delivered within fiscal 2001. The current backlog compares to a backlog of $3.2 million at September 25, 1999 and $5.9 million at September 26, 1998. The increased backlog at September 30, 2000 as compared to September 25, 1999 was primarily due to increased orders for transportable satellite terminals from the U.S. Government and to the initial order for iP3. The decrease in backlog in 1999 was due to lower order bookings primarily due to economic conditions in Latin America and Asia, in addition to reduced overall U.S. Government demand. Backlog as of December 5, 2000 was approximately $5.9 million.

     Timing differences from year to year as to the receipt of large orders and changes in factory production make meaningful year to year comparisons of backlog difficult. Because of the possibility of customer changes in delivery schedules or cancellation of orders, SSET's backlog as of any particular date may not be indicative of sales in any future period.

FOREIGN CURRENCY

     All contracts with foreign customers are negotiated in United States dollars.

RISK FACTORS

    SSET's business faces significant risks. If any of the events described in the following risks actually occurs, SSET's business, financial condition and results of operations could be materially and adversely affected. These risks should be read in conjunction with the other information set forth in this report. The risks and uncertainties described below are not the only ones facing SSET. Additional risks and uncertainties not presently known to management, or those currently considered immaterial, may also harm SSET. Particular factors that may affect future financial results are:

Market Acceptance of Products

     The market for SSET's products is subject to technological change, new product introductions and continued market acceptance. Current competitors or new market entrants may develop new products with features that could cause a significant decline in sales, price reductions or loss of market acceptance of SSET's existing and future products. SSET's success will depend, among other factors, upon its ability to enhance its existing products and to introduce new products on a timely basis. In particular, SSET's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of its iP3 platform, which was recently introduced. To date, SSET has made no commercial shipments of these products. This product line may require additional development work, enhancement, testing or further refinement before it can be introduced and made commercially available. If iP3 has performance, reliability, quality or other shortcomings, then the product could fail to achieve market acceptance. The failure by SSET's new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause SSET to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on SSET's reputation and financial performance.

History of Losses and Failure to Achieve Profitability; Need for Additional Financing

    As of September 30, 2000, SSET had no revenue from the iP3 platform and had accumulated deficit of $6.1 million. SSET's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of its iP3 platform which was recently introduced. Due to the need to establish the iP3 platform, SSET expects to incur increasing sales and marketing, product development and administrative expenses. As a result, SSET will continue to incur significant losses for at least the next several quarters and will be required to raise additional capital. SSET estimates that it will use all of its currently available capital resources early in the second quarter of fiscal 2001. There can be no assurance that additional financing will be available, or if available, will be on reasonable terms. Further, any financing may be materially dilutive to the stockholders. SSET is also pursuing the sale of certain assets and, potentially, the entire Company. If SSET is unable to obtain additional liquidity a timely basis, SSET's will be required to reduce or even terminate its operations.

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

Potential Fluctuations in Quarterly Operating Results

     SSET's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of SSET's product line of STAR satellite transceivers, high data rate modems and iP3 satellite Internet gateway products, delays in the delivery of SSET's products, delays in the closing of sales, performance of SSET's suppliers, new product introductions, such as iP3, and product enhancements by SSET or its competitors, the prices of SSET's or its competitors products, the mix of products sold, manufacturing costs, the level of warranty claims and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect SSET's operating results for such period, and such price pressure over an extended period could materially adversely affect SSET's long-term profitability. SSET expects that the gross margin for existing products will continue to be under pressure to decline due to price reductions as well as continuing competitive price pressure in the satellite telecommunication equipment market. SSET's ability to maintain or increase net revenues and gross margin will depend upon its ability to increase unit sales volumes, reduce manufacturing costs and introduce new products or product enhancements.

     SSET typically ships a substantial amount of its products near the end of each quarter. Accordingly, SSET's net revenues for any particular quarter cannot be predicted with any degree of accuracy. In addition, SSET has, in the past, experienced delays with shipping its products which has caused its revenues and net income to fluctuate significantly from anticipated levels and from quarter to quarter. Due to all of the foregoing factors, it is likely that SSET's future operating results will be below the expectations of public market analysts and investors. In such event, the price of SSET's common stock may decrease significantly.

Product Concentration

     Sales of SSET's STAR transceivers accounted for approximately 48% of net revenues in fiscal 2000. SSET anticipates that its STAR transceivers will continue to account for a substantial portion of its net revenues during fiscal 2001. Any factor adversely affecting the demand or supply for the STAR transceiver product line could materially adversely affect SSET's business and financial performance.

Limited Number of Principal Customers

     Sales of SSET's products are concentrated in a small number of customers. For fiscal 2000, the largest five customers accounted for 45% of sales. SSET expects that revenues from a relatively small number of customers will continue to account for a significant portion of revenue through fiscal 2001. There can be no assurance that SSET will realize equivalent sales from their top customers in the future. The loss of any existing customer or a significant reduction in the level of sales to any existing customer could have a material adverse effect on SSET's business, financial condition and results of operations.

Dependence on Suppliers

     SSET's manufacturing operations are highly dependent upon the timely delivery of quality components, subassemblies, assemblies and other equipment by outside suppliers. From time to time SSET has experienced delivery delays from key suppliers which impacted sales. In addition, as has been experienced in the past, certain vendor-supplied materials may have quality issues, which could impact sales and increase customer support costs. There can be no assurance that SSET will not experience material supply problems or component issues in the future.

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

     SSET expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by existing competitors and the entry of new competitors into the satellite telecommunication equipment market have in the past and may in the future cause SSET to reduce the prices of its products. SSET expects this increased competitive pressure to lead to intensified price-based competition, resulting in lower prices and may result in lower gross margins which would adversely affect SSET's business, financial condition and results of operations.

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

Lengthy Sales Cycle

     Sales of SSET's  products  often  involve,  or are integral  components of, significant capital commitments by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with SSET's products is often lengthy and subject to a number of significant risks over which SSET has little or no control. SSET is often required to ship products shortly after it receives orders and, consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. SSET typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, as it has at times in the past, SSET's financial condition and results of operations would be materially and adversely affected. In addition, SSET's operating expenses are based on anticipated revenue levels and a high percentage of SSET's expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is likely that SSET's future operating results will be below the expectations of public market analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to SSET's business, the price of SSET's common stock would likely be materially adversely affected.

Risks Associated with International Sales

     SSET plans to continue to expand its foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export control laws, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since SSET's foreign sales are denominated in U.S. dollars, SSET's products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainties of monetary exchange values have caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted. SSET's ability to compete successfully in foreign countries is dependent in part on SSET's ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. SSET does not have long-term relationships with any of its value added resellers and distributors and, therefore, has no assurance of a continuing relationship within a given market.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning SSET's executive officers as of December 8, 2000:

     NAME                              AGE                       POSITION HELD WITH THE COMPANY
--------------                        -----                      -------------------------------
Leon F. Blachowicz                     61                 President and Chief Executive Officer
James J. Commendatore                  57                 Executive Vice President and Chief Financial Officer
George M. Walley                       44                 Executive Vice President, Product Development
Myron B. Gilbert                       61                 Executive Vice President, Operations
Daryl L. Mossman                       49                 Executive Vice President, Sales and Marketing

     Mr. Leon F. Blachowicz has served as President and Chief Executive Officer since April 1998, the date he joined SSET. From 1995 to 1998, he was at California Microwave, Inc. and served as Group President of the Wireless and Satellite Communications Group. From 1989 to 1995 he was Vice President/General Manager of Varian Associates, Microwave Products Division, a manufacturer of satellite communication equipment. Mr. Blachowicz earned his M.S. and B.S. degrees in Electrical Engineering from the University of Florida.

     Mr. Commendatore has served as Executive Vice President and Chief Financial Officer since November 1998, the date he joined SSET. From 1995 to 1998, he was President and General Manager of the Satcom Division of Communication and Power Industries (CPI). Before joining CPI, he was head of finance and managed operations for the Microwave Equipment Products Division of Varian. Mr. Commendatore holds a Bachelor's degree in Business and Industrial Management and a M.B.A degree from San Jose State University.

     Mr. Walley has served as Executive Vice President, Product Development since October 1998. From 1997 to 1998, he was the Manager of the RF
Communication Department of the Government Communication Systems Division of Harris Corporation. Prior to 1997 he served as Senior Member of the Technical Staff of the Modem Engineering Department of M/A-Com DCC. Mr. Walley received his Bachelor's and Master's degrees in Electrical Engineering from Mississippi State University.

     Mr. Gilbert has served as Executive Vice President of Operations since July 1998, the date he joined SSET. From 1990 to 1998, Mr. Gilbert was Vice President of Operations of the Satcom Division of Communication and Power Industries
(CPI), formerly, Varian Electron Devices Group. Before joining CPI in 1990, Mr. Gilbert was Corporate Quality Manager at Avantek. Mr. Gilbert has a degree in Quality Management and is a credentialed college instructor in Business and Industrial Management.

     Mr. Mossman joined SSET in June 2000 and has served as Executive Vice President, Sales and Marketing since September 2000. From 1997 to 2000, Mr. Mossman was Executive Director, Marketing and Sales, at Space Systems/Loral, Inc., a subsidiary of Loral Space & Communications Ltd. From 1990 through 1996, Mr. Mossman was employed at ILC Technology, Inc. as Product Manager and, subsequently, as Division Director. Mr. Mossman has a B.S. in Engineering from the University of Michigan and a M.B.A. from Pepperdine University.

ITEM 2. PROPERTIES

     SSET leases a facility of 51,500 square feet at 47823/29/35 Westinghouse Drive, Fremont, California. At September 30, 2000, the Company occupied 32,600 square feet and subleased 18,900 square feet to two companies. Subsequent to the fiscal year end, the sublease at 47829 Westinghouse Drive covering 14,100 square feet expired and SSET is utilizing this space. SSET maintains its executive offices in the Fremont facility at 47823/29 Westinghouse Drive, Fremont which also houses manufacturing, administration, and research and development. The lease on the facility expires June 2001. The current facility is well maintained and adequate for the foreseeable future and SSET considers that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     SSET is not a party to any litigation and is not aware of any litigation that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     SSET has one series of common stock, $.01 par value, the holders of which have full voting rights. At December 8, 2000, there were approximately 127 holders of record of the Company's common stock. This number is based upon the number of stockholders of record as reported by the American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

     SSET's common stock is listed on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the trading symbol "SSET" and is listed in the Wall Street Journal and other newspapers. The following table sets forth representative high and low closing prices in the NASDAQ system for the specified periods.

            1999                          High              Low
            ----                          ----              ---
            First quarter                $2.19            $1.25
            Second quarter                2.63             1.25
            Third quarter                 1.50             1.13
            Fourth quarter                3.19             1.50

            2000                          High              Low
            ----                          ----              ---
            First quarter                $8.75            $2.16
            Second quarter               17.50             7.31
            Third quarter                 9.38             2.63
            Fourth quarter                4.88             2.38


     SSET follows the policy of reinvesting all earnings to finance expansion of its business. No change in this policy is contemplated in the foreseeable future. The board of directors has not declared dividends in the last five years and does not have present plans to declare dividends in the foreseeable future. SSET's credit facility requires the Company's bank to give prior written approval before declaring or paying cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     In the second quarter of fiscal 2000, SSET entered into a market development and sales consulting agreement with I-Concept BV, doing business as Lift-Off.Net, a Netherlands corporation. In lieu of $278,000 in fees, SSET issued a warrant to purchase 50,000 shares of common stock to I-Concept with an exercise price of $12.18, which exceeded the fair market value of the stock on the date of issue. The warrant was valued by using the Black-Scholes pricing model. The warrant expires on December 29, 2000. The sale and issuance of the securities was deemed exempt from registration under the Securities Act by virtue of Rule 4(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                 FISCAL YEARS ENDED
                                               2000        1999        1998         1997       1996
OPERATIONS:
 REVENUE                                     $ 14,832    $ 22,012    $ 36,739    $ 45,764    $ 46,220
     Cost of revenue                           13,638      21,322      34,618      36,431      33,697
                                             --------    --------    --------    --------    --------
 GROSS PROFIT                                   1,194         690       2,121       9,333      12,523

 OPERATING EXPENSES:
     Research and development                   4,268       3,983       5,622       5,071       4,179
     Marketing, general and administrative      7,736       7,648       8,681       9,512       7,721
     Write-off of acquired in-process R&D        --          --          --          --         1,404
     Acquisition related asset write down        --          --          --          --         1,105
     Restructuring                               --          --         1,236         850        --
                                             --------    --------    --------    --------    --------
 OPERATING LOSS                               (10,810)    (10,941)    (13,418)     (6,100)     (1,886)
     Gain on sale of investments                5,349       5,598      10,020       3,730       2,584
     Net gain (loss) on sale of assets             20        (103)      5,094        --          --
     Net interest expense                         (32)       (146)       (411)       (524)       (479)
     Other income (expense)                       228         286        (133)        (14)       --
                                             --------    --------    --------    --------    --------
 INCOME (LOSS) BEFORE INCOME TAXES             (5,245)     (5,306)      1,152      (2,908)        219
     Provision (benefit) for income taxes         600         439         484      (1,018)         88
                                             --------    --------    --------    --------    --------
 NET INCOME (LOSS)                           $ (5,845)   $ (5,745)   $    668    $ (1,890)   $    131
                                             ========    ========    ========    ========    ========

 NET INCOME (LOSS) PER SHARE:
     Basic net income (loss) per share       $  (0.98)   $  (0.99)   $   0.12    $  (0.32)   $   0.02
                                             ========    ========    ========    ========    ========
     Diluted net income (loss) per share     $  (0.98)   $  (0.99)   $   0.12    $  (0.32)   $   0.02
                                             ========    ========    ========    ========    ========

     Shares used in computing basic
        net income (loss) per share             5,954       5,818       5,743       5,820       5,368
                                             ========    ========    ========    ========    ========
     Shares used in computing diluted
        net income (loss) per share             5,954       5,818       5,744       5,820       5,595
                                             ========    ========    ========    ========    ========

BALANCE SHEET
     Total current assets                    $ 10,691    $ 19,859    $ 20,833    $ 28,547    $ 27,214
     Total assets                              12,374      22,508      31,049      47,557      55,263
     Total current liabilities                  5,372       7,509      10,490      14,823      11,238
     Total long-term liabilities                   82       2,229       2,381       9,191      12,737
     Stockholders' equity                       6,920      12,770      18,178      23,543      31,288

The table above sets forth selected consolidated financial data of SSE Telecom and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of SSET should be read in conjunction with the consolidated financial statements and notes thereto in Item 8. This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. SSET's actual results could differ materially from those herein. Factors that cause or contribute to such differences include, but are not limited to, those discussed in "Business-Risk Factors" in Part 1 of this Annual Report on Form 10-K and in the Company's other filings with the SEC.

OVERVIEW

     During the second and early third quarter of fiscal 2000 strong demand for certain electronic components used in current products resulted in material shortages at contract manufacturers and negatively impacted our manufacturing cycle times and, correspondingly, ability to accept orders. This resulted in delays in deliveries and loss of some orders, reducing our revenue. Management believes these materials problems have been substantially resolved and that manufacturing lead times and finished goods availability have returned to satisfactory levels. However, there can be no assurance that these or other manufacturing problems will not recur, that significant volumes of product can be produced in a timely manner or that orders will continue to increase.

     SSET is continuing its investment in the development of the iP3 satellite Internet gateway product line. In fiscal 2000, SSET released basic versions of this product for evaluation and testing to two prospective European and to a potential domestic customer. Beta testing by these customers was satisfactorily completed during the fiscal year. As a result of these programs certain product feature enhancements are underway. To date, SSET has received only one order of approximately $839,000 for this product line and no assurance can be given that design or production problems will not arise. To the extent that development and commercialization efforts with respect to the iP3 product line are unsuccessful, or if these products do not achieve market acceptance, SSET's business, financial condition and results of operations would be materially adversely affected.

     SSET's liquidity and capital resources as of September 30, 2000 have decreased in comparison to the end of last fiscal year due, in part, to continuing investment in iP3. As a result, it is anticipated that additional financing will be required early in the second quarter of fiscal 2001 and management is currently evaluating several financing alternatives, sales of selected assets, and potential sale of part or all of the business. The Company's cash position was $1.1 million, working capital was approximately $5.3 million, and short-term investments were $2.7 million as of September 30, 2000.

     SSET's backlog at September 30, 2000 was approximately $5.7 million. This was a 78% increase from September 25, 1999 backlog of $3.2 million, and a 3% decrease from the September 26, 1998 backlog of $5.9 million. The increase from September 25, 1999 was primarily due to increased orders for transportable satellite terminals from the U.S. Government and to the initial order for iP3.. Timing differences from period to period as to the receipt of large orders and changes in factory production make meaningful comparisons of backlog difficult.

RESULTS OF OPERATIONS FOR FISCAL YEARS 2000, 1999 AND 1998

     REVENUE: Revenue decreased by 33% from $22.0 million in fiscal 1999 to $14.8 million in fiscal 2000. The decrease is substantially a result of lower unit volumes due primarily to the aforementioned material shortages. Also contributing to the decrease was lower demand in the market for satellite transceivers and modems in Eastern Europe and Asia. Management currently expects that next fiscal year's revenue from traditional products will remain approximately flat in comparison to fiscal 2000. We are unable to predict with any degree of certainty what revenue, if any, will result from shipments of the new iP3 product line.

     Revenue decreased by 40% from $36.7 million in fiscal 1998 to $22.0 million in fiscal 1999. The decline in revenue for fiscal 1999 is attributable to lower bookings resulting from negative market conditions in Latin America and Asia, price pressures in the overall satellite communications market and a decline in U.S. Government orders.

     GROSS PROFIT: Gross profit was $1,194,000 or 8% of revenues in fiscal 2000, compared to $690,000 or 3% of revenues in fiscal 1999 and $2.1 million or 6% of revenues in fiscal 1998. Cost of revenue for fiscal 2000 includes a $771,000 benefit relating to a reduction in accrued liability for estimated warranty expenses. Due primarily to continuing improvements in product quality, SSET has experienced a reduction in warranty related returns and expects this trend to continue. Excluding this benefit, the decrease in gross profit in fiscal 2000 as compared to the same period of last fiscal year is primarily due to a decrease in unit volume. The gross margin decline in fiscal 1999 was due to the reduced unit volume in SSET's transceiver and modem products, higher rework and warranty costs related to STAR transceivers, and a decline in average selling prices. Cost of revenue in fiscal 1998 includes a $3.9 million charge associated with the elimination of obsolete products.

     OPERATING EXPENSES: Research and development spending was $4.3 million in fiscal 2000, compared to $4.0 million in fiscal 1999, and $5.6 million in fiscal 1998. Research and development expenses as a percentage of sales were 29%, 18% and 15% in fiscal 2000, 1999 and 1998, respectively. The dollar increase in fiscal 2000 was due to higher average headcount and expenses for contract workers and consulting expenses. The dollar decrease in fiscal 1999 as compared to fiscal 1998 was due to a reduction of engineering effort related to sustaining current products and to a refocusing of the development efforts towards iP3. This resulted in overall reduced research and development headcount and related expenses. Marketing, general and administrative expenses were $7.7 million or 52% of revenues in fiscal 2000, compared to $7.6 million or 35% of revenues in fiscal 1999, and $8.7 million or 24% of revenues in fiscal 1998. Expenses for fiscal 2000 are flat in comparison to fiscal 1999 as overall headcount and other operating expenses are relatively unchanged. The dollar decrease in fiscal 1999 from fiscal 1998 was in part due to a one time charge of $500,000 recognized for the reorganization and refocusing of SSET in fiscal 1998. The reorganization and refocusing involved the hiring of a substantially new executive management, the consolidation of SSET into one facility which included the discontinuation of all activities at SSET's facilities in Arizona and Virginia, the discontinuation of certain products, and the commencement of new product development activities. The $500,000 of marketing, general and administrative expenses in 1998 were elements of the preceding reorganization that were not more appropriately included in cost of sales or restructuring expense. The principal components of these expenses were (i) hiring bonuses paid to new executive officers of $120,000; (ii) recruiting expenses relating to the hiring of an executive of $112,000; (iii) expenses for outside legal counsel of $90,000 relating to the closing of the Virginia office; and (iv) purchased technology of $157,000 for product development activities which were abandoned. In addition, in fiscal 1999 expenses were lower for outside services, management incentives, and recruitment costs. SSET's operating expenses may vary as a percentage of sales in the future; however, operating expenses are expected to increase marginally in fiscal 2001 as overall headcount is increased in order to continue to support iP3 development and marketing.

    The fiscal 1998 restructuring expense of $1.2 million principally includes charges associated with the closing and relocation of SSET's modem development facility from Scottsdale, Arizona to Fremont, California, of $137,000, staffing adjustments and severance payments of $670,000 and $429,000 of write-offs of fixed assets and intangibles.

     GAIN ON SALES OF INVESTMENTS: SSET realized gains of $5.3 million, $5.6 million and $10.0 million in fiscal years 2000, 1999 and 1998, respectively, upon sale of Echostar Communications Corporation class A common stock.

     SALES OF ASSETS: In fiscal 1998 the sale of SSET's investment in Corporate Telecom Services ("CTSI") generated a pre-tax gain of $5.1 million.

     NET INTEREST EXPENSE: Net interest expense was $32,000, $146,000 and $411,000 in fiscal 2000, 1999 and 1998, respectively. The decrease in interest expense primarily reflects lower levels of borrowing. During fiscal 2000, 1999, and 1998, SSET had earned interest income, which lowered net interest expense.

     PROVISION FOR INCOME  TAXES:  SSET's  effective  income tax rate was (11)%,
(8)% and 42.0% in fiscal 2000, 1999 and 1998 respectively. SSET recorded a tax provision in fiscal 1999 to reflect a change in estimate in the tax benefit attributable to operations. Remaining net deferred tax assets were fully reserved for in the fourth quarter of fiscal 2000 due to lack of sufficient assurance that such assets will be realized in future periods. The higher tax rate in fiscal 1998 was principally due to an increase in state taxes from the gain on sale of CTSI.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, SSET had working capital of $5.3 million, including cash and cash equivalents of $1.1 million compared to working capital of $12.4 million, including cash and cash equivalents of $3.8 million, at September 25, 1999.

     Net cash used in operating activities was $8.7 million in fiscal 2000 compared to $4.2 million and $4.8 million in fiscal 1999 and 1998, respectively. Cash used in operations in fiscal 2000, 1999, and 1998 was principally due to operating losses, partially offset by noncash charges and a decrease in net assets related to operating activities.

     SSET's investing activities provided $6.1 million in fiscal 2000 as compared to $7.9 million in fiscal 1999 and $12.9 million in 1998. The cash provided in fiscal 2000 and 1999 primarily resulted from the sales of Echostar common stock. The cash provided in fiscal 1998 resulted from the sale of Echostar common stock and the proceeds from the sale of CTSI to Western Wireless Corporation, partially offset by purchases of equipment and MEDIA4 convertible debentures. For the three years ended September 30, 2000, SSET has financed its operating cash requirements and the repayment of outstanding debt from the sale of assets and investments.

     SSET's financing activities used $94,000, $3.3 million and $5.2 million in fiscal 2000, 1999 and 1998, respectively. Financing activities in fiscal 1999 included $2.0 million for repayment of outstanding line of credit obligations and $1.2 million for repayment of convertible debentures. Financing activities in fiscal 1998 included the expenditure of $5.2 million primarily for repayment of SSET's 6-1/2% convertible subordinated debentures to Echostar and repayments on SSET's bank line-of-credit.

     During fiscal 1999 SSET sold its MEDIA4, Inc. investment to Echostar in exchange for 77,769 share of Echostar common stock.

     At September 30, 2000, principal sources of liquidity consisted of $1.1 million in cash, short-term investments of $2.7 million representing the Company's holdings of Echostar common stock, and a bank line of credit. In October 2000, SSET sold its remaining 51,344 shares of Echostar common stock for approximately $2.6 million in cash. The Company's credit facility allowed for borrowings up to the lesser of $5.0 million or 85% of qualifying receivables. At September 30, 2000, no additional borrowings were available under the line of credit as SSET had violated a covenant of the line of credit agreement requiring a tangible net worth of not less than $7.0 million. The outstanding balance was callable by the bank at any time and classified as a current liability. As of December 20, 2000, SSET had repaid the bank in full and the credit facility has been terminated. As further described in Note 13 of the Notes to Consolidated Financial Statements, on December 22, 2000, SSET sold $625,000 of accounts receivable, with recourse, and entered into an arrangement with a financial institution to potentially engage in future sales of accounts receivable

     SSET expects to continue to incur quarterly losses until iP3 products are shipping in significant volume. SSET will need to obtain additional financing or continue to sell certain assets in order to continue operations. Management is currently pursuing various other financing alternatives and potential sale of part or all of the business. If SSET cannot obtain additional funding and begin to generate a significant increase in revenues and gross profit, SSET will be unable to continue as a going concern. Many factors could increase or decrease SSET's utilization of its capital resources such as changes in product development schedules and expenses, greater than anticipated time or costs to manufacture sufficient quantities of new products, and greater than anticipated expenses. Further, the Company may not realize sufficient liquidity from the factoring of accounts receivable. Management cannot predict the timing or the magnitude of these factors with any degree of certainty. Therefore, there can be no assurance that cash and cash equivalents, short-term investments, and available financing, will be sufficient to meet our capital requirements through the second quarter of fiscal 2001. There can be no assurance that additional financing will be available, or if available, will be on reasonable terms. Further, any financing may be materially dilutive to our stockholders. If SSET is unable to obtain additional sufficient liquidity on a timely basis when, the Company will be required to reduce or even terminate its operations.

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

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for SSET's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. SSET has not entered into derivative contracts and does not have near term plans to enter into derivative contracts, accordingly the adoption of SFAS No. 133 and SFAS No. 137 did not have a material effect on its financial statements.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25." Interpretation No. 44 is effective July 1,2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically: the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. SSET does not anticipate that the adoption of Interpretation No. 44 will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of September 30, 2000 the Company had 51,344 shares of Echostar common stock with a closing price on that date of $52.75. In October 2000, SSET sold its remaining shares of Echostar common stock for approximately $2.6 million in cash.

     At September 30, 2000, SSET was operating under a bank credit facility with outstanding borrowings of $734,000. This facility allowed for borrowings up to the lesser of $5.0 million or 85% of qualifying receivables. Funds borrowed under this line-of-credit bear interest at prime plus 2.00% (prime rate was 9.50% at September 30, 2000). Certain assets of SSET secured the line-of-credit and the Company is required under this line-of-credit to be in compliance with a tangible net worth covenant, which it has violated as noted in Item 7. The credit agreement has been terminated.

     SSET's exposure to market risk due to fluctuations in interest rates primarily relates to the credit facility. If market interest rates were to increase immediately and uniformly by 10% from levels prevailing at September 30, 2000, the fair value of the debt obligations would not change materially. SSET does not use derivative financial instruments to mitigate interest rate risk.

     Notwithstanding the analysis of the direct effects of interest rate risk, the indirect effects of fluctuations could have a material adverse effect on the SSET's business, financial condition and results of operations. For example, worldwide demand for SSET's products could be affected by interest rate fluctuations that could change the buying patterns of customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders of
   SSE Telecom, Inc.

     We have audited the accompanying consolidated balance sheets of SSE Telecom, Inc. and subsidiaries ("Company") as of September 30, 2000 and September 25, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audit also included the financial statement schedule for the years ended September 30, 2000, September 25, 1999 and September 26, 1998 listed at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and September 25, 1999 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Deloitte & Touche LLP
San Jose, California
November 29, 2000
(December 22, 2000 as to Note 13)

SSE Telecom, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
                                                                  September 30, September 25,
                                                                       2000        1999
                                                                     --------    --------
Assets
Current Assets:
     Cash and cash equivalents                                       $  1,075    $  3,828
     Short-term investments                                             2,708       4,523
     Accounts receivable (net of allowances of $240 and $584)           1,723       4,337
     Related party accounts receivable                                      7          17
     Inventories                                                        4,999       4,184
     Deferred tax assets                                                 --         2,723
     Other current assets                                                 179         247
                                                                     --------    --------
               Total current assets                                    10,691      19,859
Property, equipment and leasehold improvements, at cost:
     Equipment                                                          7,488       7,148
     Furniture, fixtures and leasehold improvements                     4,322       4,659
                                                                     --------    --------
                                                                       11,810      11,807
Less accumulated depreciation and amortization                        (10,332)     (9,298)
                                                                     --------    --------
               Property, equipment and leasehold improvements, net      1,478       2,509
Notes receivable from employees                                           205         140
                                                                     --------    --------
               Total assets                                          $ 12,374    $ 22,508
                                                                     ========    ========

Liabilities and Stockholders' Equity
Current Liabilities:
     Line of credit                                                  $    734    $    907
     Accounts payable                                                   2,395       2,689
     Related party accounts payable                                        60         601
     Accrued salaries and employee benefits                               687         753
     Warranty                                                           1,166       2,312
     Other accrued liabilities                                            222         138
     Current portion of capital lease liability                           108         109
                                                                     --------    --------
               Total current liabilities                                5,372       7,509

Deferred tax liabilities                                                 --         2,029
Capital lease liability                                                    82         200

Stockholders' Equity:
     Common stock $.01 par value per share (30,000,000 shares
         authorized; 6,218,877 and 6,107,457 shares issued)                62          61
     Additional paid in capital                                        13,279      12,739
     Treasury stock (at cost, 224,643 shares)                          (1,782)     (1,782)
     Accumulated deficit                                               (6,087)       (242)
     Accumulated other comprehensive income                             1,448       1,994
                                                                     --------    --------
               Total stockholders' equity                               6,920      12,770
                                                                     --------    --------
               Total liabilities and stockholders' equity            $ 12,374    $ 22,508
                                                                     ========    ========


             The Notes to Consolidated Financial Statements are an integral part of these statements.

SSE Telecom, Inc.
Consolidated Statements of Operations
For years ended  September 30, 2000,  September 25, 1999, and September 26, 1998
(amounts in thousands, except per share data)

                                                                 2000        1999        1998
                                                               --------    --------    --------
Revenue                                                        $ 14,832    $ 22,012    $ 36,739
Cost of revenue                                                  13,638      21,322      34,618
                                                               --------    --------    --------
       Gross profit                                               1,194         690       2,121
Operating expenses:
       Research and development                                   4,268       3,983       5,622
       Marketing, general and administrative                      7,736       7,648       8,681
       Restructuring                                               --          --         1,236
                                                               --------    --------    --------

Operating loss                                                  (10,810)    (10,941)    (13,418)

       Gain on sale of investments                                5,349       5,598      10,020
       Gain (loss) on sale of assets, net                            20        (103)      5,094
       Net interest expense                                         (32)       (146)       (411)
       Other income (expense)                                       228         286        (133)
                                                               --------    --------    --------

Income (loss) before income taxes                                (5,245)     (5,306)      1,152

Provision for income taxes                                          600         439         484
                                                               --------    --------    --------

Net income (loss)                                              $ (5,845)   $ (5,745)   $    668
                                                               ========    ========    ========

Basic net income (loss) per share                              $  (0.98)   $  (0.99)   $   0.12
                                                               ========    ========    ========
Diluted net income (loss) per share                            $  (0.98)   $  (0.99)   $   0.12
                                                               ========    ========    ========

Shares used in computing basic net income (loss) per share        5,954       5,818       5,743
                                                               ========    ========    ========
Shares used in computing diluted net income (loss) per share      5,954       5,818       5,744
          net income (loss) per share                          ========    ========    ========


             The Notes to Consolidated Financial Statements are an integral part of these statements.

SSE Telecom, Inc.
Consolidated Statements of Cash Flows
For years ended  September 30, 2000,  September 25, 1999, and September 26, 1998
(dollars in thousands)
                                                                   2000        1999       1998
                                                                 --------    --------    --------
Operating Activities:
Net income (loss)                                                $ (5,845)   $ (5,745)   $    668
Adjustments to reconcile net income (loss)  to net
   cash used by operating activities:
       Depreciation and amortization                                1,211       1,510       1,503
       Non-cash portion of restructuring charge                      --          --           461
       Gain on sale of investments                                 (5,349)     (5,598)    (10,020)
       (Gain) loss on sale of assets                                  (20)        103      (5,094)
       Issuance of warrants                                           278          12        --
       Deferred income taxes                                        1,098         497          72
Changes in operating assets and liabilities:
       Accounts receivable                                          2,624       1,348       5,358
       Inventories                                                   (815)      4,710       3,994
       Other current assets                                            68         (49)        834
       Accounts payable                                              (835)       (455)     (2,605)
       Accrued salaries and employee benefits                         (66)       (464)       (286)
       Income taxes payable                                            (1)       (261)        342
       Other accrued liabilities                                   (1,061)        219         (46)
                                                                 --------    --------    --------
Net cash used by operating activities                              (8,713)     (4,173)     (4,819)
                                                                 --------    --------    --------
Investing activities:
       Purchases of equipment                                        (362)       (548)     (1,428)
       Proceeds from sale of investments                            6,214       8,475      10,964
       Proceeds from sale of assets                                   202           9       5,831
       Purchases of Media4 debentures/equity                         --          --        (2,425)
                                                                 --------    --------    --------
Net cash provided by investing activities                           6,054       7,936      12,942
                                                                 --------    --------    --------
Financing activities:
       Payment on debt obligations                                   (292)     (2,050)     (2,141)
       Payments on convertible debentures                            --        (1,221)     (3,156)
       Proceeds from issuance of common stock                         263         149          93
       Loans to employees                                             (65)       (140)       --
                                                                 --------    --------    --------
Net cash used by financing activities                                 (94)     (3,262)     (5,204)
                                                                 --------    --------    --------
Net (decrease) increase in cash and cash equivalents               (2,753)        501       2,919
Cash and cash equivalents, beginning of period                      3,828       3,327         408
                                                                 --------    --------    --------
Cash and cash equivalents, end of period                         $  1,075    $  3,828    $  3,327
                                                                 ========    ========    ========

Non-cash transactions:
       Exchange of Media4 investment for Echostar common stock   $   --      $  3,566        --

             The Notes to Consolidated Financial Statements are an integral part of these statements.

SSE Telecom, Inc.
Consolidated Statements of Stockholders' Equity
For years ended  September 30, 2000,  September 25, 1999, and September 26, 1998
(amounts in thousands)

                                                                                                            Accumulated
                                                                                                              Other       Total
                                               Common Stock    Additional     Treasury Stock                   Comp-      Stock-
                                          Number of             Paid-in     Number of             Retained   rehensive    holders'
                                            Shares    Amount    Capital      Shares    Amount     Earnings    Income      Equity
                                            -----    --------   --------        ---   --------    --------    --------    --------
Balance, September 27, 1997                 5,955    $     60   $ 12,486        225   $ (1,782)   $  4,835    $  7,944    $ 23,543

Net income                                   --          --         --         --         --           668        --           668
Unrealized gain on available-for-sale
   investments, net of tax of $208           --          --         --         --         --          --           387         387
Less:  Adjustment for gains included
   in net income, net of tax of $3,507       --          --         --         --         --          --        (6,513)     (6,513)
                                                                                                                            ------
       Total comprehensive income                                                                                           (5,458)
                                                                                                                            ------
Issuance of common stock under
   Employee Stock Purchase Plan                29        --           93       --         --          --          --            93
                                            -----    --------   --------        ---   --------    --------    --------    --------
Balance, September 26, 1998                 5,984          60     12,579        225     (1,782)      5,503       1,818      18,178

Net loss                                     --          --         --         --         --        (5,745)       --        (5,745)
Unrealized gain on available-for-sale
   investments, net of tax of $2,357         --          --         --         --         --          --         3,535       3,535
Less:  Adjustments for gains included
   in net loss, net of tax of $2,239         --          --         --         --         --          --        (3,359)     (3,359)
                                                                                                                            ------
       Total comprehensive income                                                                                           (5,569)
                                                                                                                            ------
Issuance of warrants to
   to obtain line of credit                  --          --           12       --         --          --          --            12
Issuance of common stock under
   Employee Stock Purchase Plan                73           1         92       --         --          --          --            93
Other issuance of common stock                 50        --           56       --         --          --          --            56
                                            -----    --------   --------        ---   --------    --------    --------    --------
Balance, September 25, 1999                 6,107          61     12,739        225     (1,782)       (242)      1,994      12,770

Net loss                                     --          --         --         --         --        (5,845)       --        (5,845)
Unrealized gain on available-for-sale
   investments, net of tax of $1,734         --          --         --         --         --          --         2,663       2,663
Less:  Adjustments for gains included
   in net loss, net of tax of $2,140         --          --         --         --         --          --        (3,209)     (3,209)
                                                                                                                            ------
       Total comprehensive income                                                                                           (6,391)
                                                                                                                            ------
Issuance of warrants to vendor               --          --          278       --         --          --          --           278
Issuance of common stock upon
   exercise of options                         62           1        190       --         --          --          --           191
Issuance of common stock under
   Employee Stock Purchase Plan                50        --           72       --         --          --          --            72
                                            -----    --------   --------        ---   --------    --------    --------    --------
Balance, September 30, 2000                 6,219    $     62   $ 13,279        225   $ (1,782)   $ (6,087)   $  1,448    $  6,920
                                            =====    ========   ========        ===   ========    ========    ========    ========

              The Notes to Consolidated Financial Statements are an integral part of these statements


                                SSE Telecom, Inc.
                   Notes to Consolidated Financial Statements

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and method of consolidation: SSET's principal business is the manufacture and sale of satellite telecommunications equipment. SSET consolidates its majority owned subsidiaries and all intercompany amounts have been eliminated in consolidation.

     Going Concern: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during fiscal 2000 and 1999 SSET incurred net losses of approximately $5.8 million and $5.7 million, respectively. Additionally, SSET had an accumulated deficit of approximately $6.1 million at September 30, 2000 and is highly dependent on its ability to obtain sufficient additional financing in order to fund the current and planned operating levels. These factors among others raise substantial doubt about the ability of SSET to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should SSET be unable to continue as a going concern. SSET's continuation as a going concern is dependent upon its ability to obtain additional financing to continue the product development and commercial marketing of its new iP3 products, and ultimately obtain sufficient customer demand to attain profitable operations. Management intends to obtain additional financing or sell certain assets to cover SSET's additional cash flow requirements until it reaches a break-even level of operations. Management is also pursuing the sale of the entire Company as an alternative. However, no assurance can be given that management will be successful in these efforts.

     Fiscal year: SSET's fiscal year ends on the last Saturday of September. The fiscal years ended September 25, 1999 and September 26, 1998 were 52-week years. The fiscal year ended September 30, 2000 was a 53-week year. Operating results for the additional week in fiscal 2000 were considered immaterial to the consolidated results of operations.

     Cash and cash equivalents: SSET considers all highly liquid investments with minimum yield risks and maturities of less than ninety days at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

     Revenue recognition: Revenue from product sales is recognized when goods are shipped to customers and the Company has no further obligation to provide services related to such goods, other than product warranty. A reserve for future costs related to product warranties is established and maintained based on estimated costs to be incurred for shipped products. Service revenue related to products beyond the warranty period is recognized as the services are performed.

     Inventories: Inventories consist of manufacturing raw materials, work-in-process and finished goods. Inventories are valued at the lower of cost or realizable current value. Cost is based on a method that approximates actual cost on a first-in, first-out (FIFO) basis.

     At September 30, 2000 and September 25, 1999 inventories consisted of:

                                                  2000        1999
                                               -------     -------
                                                   (in thousands)
 Raw materials                                 $ 2,197     $ 2,030
 Work-in-process                                 2,066       1,521
 Finished goods                                    736         633
                                               -------     -------
     Total                                     $ 4,999     $ 4,184
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

     Advertising expenses: SSET accounts for advertising costs as an expense in the period in which they are incurred. Advertising expenses for fiscal 2000, 1999, and 1998 were approximately $744,000, $266,000, and $341,000, respectively.

     Per share computation: Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of warrants and employee stock options based on the treasury stock method, plus other potentially dilutive securities, such as convertible securities outstanding in fiscal 1998. For all years presented, the reported net income (loss) was used in the computation of basic and diluted earnings per share.

     For fiscal 2000 and fiscal 1999, potentially dilutive options and warrants to purchase 477,000 and 28,000 shares, respectively, were excluded from the diluted per share calculation as they were antidilutive due to the net losses incurred. For fiscal 1998, potentially dilutive options and warrants to purchase 1,000 shares were included in diluted earnings per share. The effect of assumed conversion of the convertible subordinated debentures outstanding in 1998 was antidilutive. For fiscal years 2000, 1999 and 1998, options and warrants to acquire 98,000 common shares at a weighted-average exercise price of $10.70, 1,077,000 common shares at a weighted-average exercise price of $6.17, and 1,014,000 common shares at a weighted average exercise price of $8.54, respectively, were outstanding for which the exercise price exceeded the average fair market value of the common stock for the period.

     Stock-based compensation: SSET accounts for stock option plans and its employee stock purchase plan in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures for net loss and net loss per share as if the fair value method was used are included in Note 8 in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

     Concentration of credit risk: SSET designs, develops, manufactures, markets, and supports satellite telecommunication equipment and systems for customers in diversified geographic locations. SSET performs ongoing credit evaluations of its customers' financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. SSET has a policy that requires a letter of credit or credit insurance for credit-worthy customers that request sales under extended terms. SSET's customer base includes a concentration of five customers which accounted for 45% of revenues in fiscal 2000. The U.S. Government and Deutsche Telekom accounted for 14% and 12%, respectively, of revenues in fiscal 2000. Five customers accounted for 40% of revenues in fiscal 1999 with the U.S. Government and Nortel Dasa each accounting for 10% of revenues. The U.S. Government and Loral/Orion, Inc. each accounted for 10% of revenues in fiscal 1998. SSET had a domestic customer that represented 26% of accounts receivable at September 30, 2000, and another domestic customer that represented 20% of accounts receivable at September 25, 1999. No other customers accounted for more than 10% of accounts receivable at September 30, 2000 or September 25, 1999.

     Market Risk: Sales of SSET's products are concentrated in a small number of customers. For fiscal 2000, 1999 and 1998, five customers accounted for 45%, 40% and 42% of sales, respectively. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or the failure of SSET to gain additional customers could have a material adverse effect on SSET's business, financial condition and results of operations.

     Long-lived Assets: SSET reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of." For assets to be held and used, including acquired intangibles, SSET initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Assets to be disposed of and for which management has committed to a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates relate to the useful lives of fixed assets, allowances for doubtful accounts, recoverability of deferred tax assets, inventory reserves, warranty reserve, accrued liabilities, and other reserves. Actual results could differ from those estimates.

     Effect of New Accounting Standards: In December 1999, the Securities Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. SSET is required to be in conformity with the provisions of SAB 101, as amended by SAB 101A, no later than the fourth fiscal quarter of the fiscal year ending September 29, 2001 and does not expect a material effect on its financial position, results of operations or cash flows as a result of SAB 101.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for SSET's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. SSET has not entered into derivative contracts and does not have near term plans to enter into derivative contracts, accordingly the adoption of SFAS No. 133 and SFAS No. 137 did not have a material effect on its financial statements.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25." Interpretation No. 44 is effective for transactions after July 1,2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically: the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. SSET believes that the adoption of Interpretation No. 44 will not have a material impact on its financial position or results of operations.

2.   INVESTMENTS

     SSET has classified all investment securities as available for sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in the consolidated statements of operations. The cost of securities sold is based on the average cost method.

     Investments with maturities of less than one year at the balance sheet date are classified as short-term investments. Investments with maturities greater than one year at the balance sheet date are classified as long-term investments.

     SSET sold shares of Echostar Communications Corporation ("Echostar") class A common stock for realized gains before taxes of approximately $5.3 million, $5.6 million and $10.0 million in fiscal 2000, 1999 and 1998, respectively. In February 1999, SSET exchanged its investment in MEDIA4 common stock and convertible debentures at fair value for shares of Echostar common stock. At September 30, 2000, SSET had 51,344 shares of Echostar common stock valued at $2.7 million.

     The following is a summary of SSET's available-for-sale investment in Echostar common stock at September 30, 2000 and September 25, 1999:

                                                    2000          1999
                                                  -------       -------
                                                      (in thousands)
 Cost                                             $   336       $ 1,200
 Gross unrealized gains                             2,372         3,323
                                                  -------       -------
 Estimated fair value                             $ 2,708       $ 4,523
                                                  =======       =======

     In October 2000, SSET sold its remaining 51,344 shares of Echostar common stock for approximately $2.6 million in cash.

3.   CREDIT FACILITIES

     At September 30, 2000, SSET was operating under a bank line-of-credit facility with outstanding borrowings of $734,000. This facility allows for borrowings up to the lesser of $5.0 million or 85% of qualifying receivables. Qualifying receivables exclude certain receivables from the U.S. government, certain uninsured foreign accounts and delinquent receivables. The average total balance available to be borrowed under the facility during the fourth quarter of fiscal 2000 was approximately $732,000. At September 30, 2000, no additional borrowings were available under the line of credit. Funds borrowed under this line-of-credit bear interest at prime (9.50% at September 30, 2000) plus 2.0%. As of September 30, 2000, SSET had violated a covenant of the credit agreement requiring a tangible net worth of not less than $7.0 million. As a result, the outstanding balance is callable at any time. Certain assets of SSET secure the line of credit, which expires July 30, 2001.

     Interest paid in fiscal 2000, 1999, and 1998 was approximately $116,000, $250,000, and $768,000, respectively.

4.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                              2000          1999          1998
                                             ----          -----          -----
                                                       (in thousands)
Federal
       Current                               $--           $ (69)         $(254)
       Deferred                                515           135            504
                                             -----         -----          -----
                                               515            66            250
                                             -----         -----          -----
State
       Current                                --              11            596
       Deferred                                 85           362           (362)
                                             -----         -----          -----
                                                85           373            234
                                             -----         -----          -----
Total                                        $ 600         $ 439          $ 484
                                             =====         =====          =====

     The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the U.S. Federal income tax rate of 35% to the income before income taxes:

                                             2000         1999            1998
                                          --------      --------         -----
                                                    (in thousands)
 Tax at statutory US rate                 $ (1,835)     $ (1,857)        $ 403
 State taxes (net of federal benefit)         (296)          242           152
 Change in valuation allowance               3,117         2,042             -
 Other                                        (386)           12           (71)
                                          --------      --------         -----
                                          $    600      $    439         $ 484
                                          ========      ========         =====


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SSET evaluated the likelihood of the realization of its deferred tax assets and recorded a reserve of $5,658,000 against its net deferred tax assets at September 30, 2000, due to limitations on net operating loss carrybacks and lack of sufficient assurance that such assets will be realized in future periods. At September 30, 2000, the Company had approximately $11.6 million of net operating loss carryforwards available to offset future taxable income. Net operating loss carryforwards begin expiring in 2017. Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                           2000           1999
                                                         -------        -------
                                                             (in thousands)
Deferred tax assets:
       Inventories                                       $   667        $   868
       Net operating losses                                4,815          3,052
       Accruals and reserves                                 659          1,344
       Book over tax depreciation                            483
       Valuation allowance                                (5,658)        (2,541)
                                                         -------        -------
Total deferred tax assets                                    966          2,723
Deferred tax liabilities:
       Available for sale securities                        (966)        (1,371)
       Tax over book depreciation                           --             (658)
                                                         -------        -------
Net deferred taxes                                       $  --          $   694
                                                         =======        =======


     Income taxes paid were $3,000,  $485,000,  and $568,000 in 2000,  1999, and
1998, respectively.

5.   RETIREMENT PLAN

     SSET maintains a 401(k) tax deferred plan that is available to all eligible employees. In fiscal year 2000, SSET's matching amount with respect to employees' contributions was $1,000, subject to a cap of 3% of the employees' salary, whichever is lower. SSET's contribution to this plan totaled $77,000 in 2000, $125,000 in 1999, and $148,000 in 1998.

6.   CAPITAL LEASES

     At September 30, 2000 equipment under capital leases amounted to $535,000 (before accumulated depreciation of $339,000). Lease terms range from three to five years.

     The following is a schedule of future minimum lease payments under capital leases as of September 30, 2000 (in thousands):

 2001                                                       $ 120
 2002                                                          85
                                                            -----
 Total minimum lease payments                                 205
 Less amount representing interest                            (15)
                                                            -----
                                                              190
 Less current portion                                        (108)
                                                            -----
 Long-term portion                                          $  82
                                                            =====


7.   COMMITMENTS AND CONTINGENCIES

     SSET leases certain property and equipment, as well as its headquarters and manufacturing facility under non-cancelable operating leases which expire at various periods through fiscal 2001. In addition to the minimum lease payments, SSET is responsible for insurance, repairs and certain other operating costs under the terms of the facility lease. The total rent expense under all operating leases was approximately $431,000, $629,000, and $806,000 for fiscal years 2000, 1999, and 1998, respectively.

8.   STOCKHOLDERS' EQUITY

     Stock Option Incentive Plan: SSET has two stock options plans with essentially similar terms under which employees may be granted stock options to purchase shares of common stock: the 1997 Equity Participation Plan and the 1992 Stock Option Plan. The plans provide for the grant of incentive stock options and nonqualified stock options to executives, employees and consultants to purchase up to 1,350,000 common shares. Options may be granted to purchase common stock at an exercise price that may be no less than 100% of the market value of the stock at the grant date and will expire after ten years. Options generally become exercisable over four years from date of grant and expire after five years.

     The 1997 Directors' Stock Option Plan gives management the ability to grant stock options to directors that are not employees of SSET or any subsidiary of SSET. The total shares authorized under the 1997 Directors' Stock Option Plan are 200,000. Options may be granted to purchase common stock at an exercise price that may be no less than 100% of the market value of the stock at the grant date and will expire after ten years. The options generally become exercisable over three years from date of grant.

     In 1999, SSET granted an option to purchase 70,000 shares of common stock at a purchase price of $1.50 per share, which exceeded the fair market value on the date of grant (See Note 11). The option was granted outside of any of SSET's stock option or equity incentive plans. The options generally become exercisable over four years from date of grant and expire after 10 years.

     Option activity is summarized as follows:
                                                   Shares                                 Weighted average
                                                  Available             Options            exercise price
                                                 for grant            Outstanding            per share
                                                  -------                -------             --------
Balance at September 27, 1997                     158,438                608,686             $   7.03
      Additional shares available to grant        175,000                   --                --
      Options granted                            (500,444)               500,444             $   3.49
      Options exercised                              --                     (374)            $   3.76
      Options canceled                            282,606               (282,606)            $   6.25
                                                  -------                -------
Balance at September 26, 1998                     115,600                826,150             $   5.15
      Additional shares available to grant        120,000                   --                --
      Options granted                            (782,350)               782,350             $   2.15
      Options exercised                              --                     --                --
      Options canceled                            738,750               (738,750)            $   4.89
                                                  -------                -------
Balance at September 25, 1999                     192,000                869,750             $   2.62
      Additional shares available to grant        500,000                   --                --
      Options granted                            (523,200)               523,200             $   4.49
      Options exercised                              --                  (61,433)            $   3.12
      Options canceled                            111,906               (111,906)            $   4.59
                                                  -------                -------
Balance at September 30, 2000                     280,706              1,219,611             $   3.22

     Before December 15, 1998, SSET canceled options to purchase 283,750 shares of common stock with exercise prices in excess of $2.50 per share as set by SSET's board of directors on October 16, 1998, and reissued all such options at $2.50. The reissued options become exercisable in accordance with the same schedule in effect under the higher priced options to which such new option relates.

     The following table summarizes the information about options outstanding at
September 30, 2000:
                                                  Outstanding options                   Exerciseable options
                                                  -------------------                   --------------------
                                                        Weighted
                                                        Average          Weighted                       Weighted
                                                       Remaining         Average                        Average
                                       Number       Contractual life     Exercise        Number         Exercise
Range of Exercise Prices             of shares        (in years)          Price        of shares         Price
------------------------             ---------        ----------          -----        ---------         -----
 $1.130 - $2.000                     305,400             4.77            $1.611          78,982          $1.610
 $2.125 - $2.250                     216,975             3.94            $2.188          23,600          $2.243
 $2.500 - $2.780                     198,901             3.32            $2.542          29,398          $2.500
 $3.060 - $4.060                     238,834             3.39            $3.812          88,333          $4.051
 $4.070 - $5.750                     227,167             4.51            $5.526           9,165          $4.070
 $6.000 - $15.500                     32,334             3.93            $8.770          23,334          $6.536
                                   ---------                                            -------
 $1.130 - $15.500                  1,219,611             4.05            $3.216         252,812          $4.578


     At September 25, 1999, and September 26, 1998, options exercisable were 100,795 and 238,254 with weighted average exercise prices of $4.58 and $6.92, respectively.

     Employee Stock Purchase Plan: SSET has an employee stock purchase plan that authorizes the issuance of up to 150,000 shares of common stock. At September 30, 2000, 129,294 shares remain reserved for future purchases. Each eligible employee may purchase shares of common stock through the accumulation of payroll deductions of up to 10% of each participating employee's gross wages per purchase period. The purchase plan authorizes the purchase of shares of common stock at the end of semi-annual purchase periods beginning May 1 and November 1 of each year. The purchase price is the lower of 85% of fair value determined as of the beginning of an offering period or the end of a purchase period. Under the current and preceding plans, employees purchased 49,987 shares in fiscal 2000 for approximately $72,000 or a weighted average of $1.43 per share, 73,176 shares in fiscal 1999 for approximately $92,000 or a weighted average of $1.26 per share, and 28,719 shares in fiscal 1998 for approximately $93,000 or a weighted average of $3.24 per share. The Purchase Plan will expire upon either the issuance of all shares reserved for issuance or at the discretion of the Board of Directors.

     Stock-Based Compensation: As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), SSET has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based awards to employees. Under APB 25, SSET generally recognizes no compensation expense with respect to such awards. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if SSET had accounted for awards to employees under the fair value method of SFAS 123. The fair value of options under SSET's option plans was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because SSET's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of options granted in fiscal 2000, 1999 and 1998 was estimated at the date of grant assuming no expected dividends and the following weighted average assumptions:

                                                        Years Ended
                                     --------------------------------------------------
                                     September 30,     September 25,      September 26,
                                         2000              1999              1998
                                     -------------     -------------      -------------
 Expected life (years)                    4.50             4.50              4.50
 Expected stock price volatility          2.30             0.80              0.53
 Risk-free interest rate                  6.00%            5.23%             5.66%

     The weighted-average estimated fair value of stock options granted during fiscal 2000, 1999 and 1998 was $4.43, $1.02, and $1.80 per share, respectively. The weighted-average estimated fair value of options granted under the employee stock purchase plan during fiscal 2000, 1999 and 1998 was $2.57, $0.85 and $2.32 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases) under the employee stock purchase plan. Had SSET accounted for stock-based awards to employees under the fair value method on a pro forma basis, the Company's net loss for fiscal 2000 would have been $6,465,000 and $1.09 per basic and diluted share; the net loss for 1999 would have been $6,021,000 and $1.03 per basic and diluted share; and net income for 1998 would have been $178,000 and $.03 per basic and diluted share.

     Treasury stock: SSET acquired no shares of its common stock on the open market in fiscal 2000, 1999 and 1998. As of September 30, 2000, SSET had 224,643 shares of treasury stock.

     Warrants: Warrants issued in fiscal 2000 and 1999 to acquire common stock were 50,000 and 9,766, respectively. At September 30, 2000, outstanding warrants for the purchase of SSET's common stock were as follows:

          Common Stock
           Subject to                           Warrant
          Exercise of      Exercise Price       Exercise
           Warrants          per Share         Period Ends
           --------          ---------         -----------
              9,766            $ 2.56          July 2004
             50,000            $12.18        December 2000


9.   RELATED PARTY TRANSACTIONS

     As of September 30, 2000, SSET had loaned $205,000 to certain officers in exchange for unsecured notes receivable. In accordance with related promissory notes, $140,000 of the loan proceeds were used to purchase SSET common stock on the open market. The notes are interest free prior to maturity with $65,000 due in fiscal 2002 and $140,000 due no later than August 31, 2003, or earlier under certain circumstances.

     At September 30, 2000, SSET had a significant investment in Echostar, which was sold in October 2000, and in fiscal 1999 and 1998 had a significant investment in MEDIA4. In addition, Alcatel CIT ("Alcatel") owns 625,000 shares, approximately 10%, of SSET's outstanding common stock. Alcatel is currently a primary supplier of a key component in SSET's STAR satellite transceiver products.

     SSET had revenue from Alcatel of $671,000 and purchases from Alcatel Telspace of $352,000 during fiscal 2000. As of September 30, 2000, SSET had trade receivables and payables with Alcatel of $7,000 and $60,000, respectively. During fiscal 1999, revenue from Alcatel was $764,000 and purchases from Alcatel were $1.0 million. As of September 25, 1999, SSET had trade receivables and payables with Alcatel of $17,000 and $601,000, respectively. During fiscal 1998, revenue from Alcatel was $917,000 and purchases from Alcatel were $1.8 million. Gross margins realized on related party transactions in fiscal 2000, 1999, and 1998 have not been materially different from gross margins realized on similar types of transactions with unaffiliated companies.

     During fiscal 2000 and 1999, SSET had no sales or purchases from MEDIA4. In fiscal 1998, SSET purchased $55,000 of products for resale to MEDIA4 and purchased $36,000 of products from MEDIA4.

     On May 6, 1999 Mr. Frank Trumbower, then holder of approximately 9% of the outstanding common stock of SSET, was appointed Chairman of the Board of SSE Telecom, Inc. In this capacity SSET entered into the following agreements with Mr. Trumbower: (i) A Common Stock Purchase Agreement pursuant to which Mr. Trumbower purchased 50,000 shares of common stock at $1.125 per share for an aggregate purchase price of $56,250. The purchase price for the shares represented the closing price of the stock on the date of sale, as reported on the Nasdaq National Market. (ii) A Nonqualified Stock Option Agreement to purchase 70,000 shares of common stock at a purchase price of $1.50 per share. The option was granted outside of any of SSET's stock option or equity incentive plans. (iii) A Nonqualified Stock Option Agreement to purchase an aggregate of 10,000 shares of common stock at a purchase price of $1.50 per share pursuant to SSET's Directors Stock Option Plan, and (iv) a Nonqualified Stock Option Agreement to purchase an aggregate of 20,000 shares of common stock pursuant to SSET's 1997 Equity Participation Plan at a purchase price of $1.50 per share.

10.  RESTRUCTURING CHARGES

     SSET recorded a restructuring charge of $1.2 million before taxes in the third quarter of fiscal 1998 that principally related to the closing of its modem development facility in Arizona. The restructuring charge includes:
$670,000 for personnel actions (36 technical and support personnel) of which $647,000 was paid by the end of fiscal 1999 and the remaining amount paid in fiscal 2000; $429,000 for the write-off of certain fixed assets and for the write-off of intangibles assets associated with the acquisition of Fairchild Data Corporation in fiscal 1997; and $137,000 for facility closing costs in Arizona and Virginia. In addition, SSET charged $3.9 million to cost of revenue for certain inventory write-offs. Total remaining restructuring expenses accrued at September 25, 1999 was $51,000 consisting of $23,000 for personnel actions and $28,000 for fixed assets and facility closing cost. There were no remaining restructuring expenses at September 30, 2000.

11.  DISPOSAL OF ASSETS

     In 1989, Corporate Telecom Services ("CTSI") a wholly-owned subsidiary of SSET, was an applicant before the Federal Communications Commission for the award of certain cellular telephone licenses for certain rural statistical areas ("RSA"). In 1989, in order to comply with certain FCC rules, SSET transferred its ownership interest in CTSI to a former member of the Board of Directors of SSET (the "Trustee"), pursuant to a trust agreement among SSET, CTSI and the Trustee. On December 22, 1997, CTSI entered into an agreement with Western
Wireless Corporation ("Western") under which agreement the parties agreed to seek FCC approval for the transfer by CTSI of its authorization to operate a cellular telephone system in Boone, Nebraska RSA. The application was approved and the transfer by CTSI to Western was effected June 22, 1998. Upon the transfer of the license to Western, CTSI received approximately $7.0 million. After the payment of all expenses and liabilities arising from the obtaining of the license and its transfer, the termination of the trust, and all expenses associated with such termination, CTSI had net assets of approximately $5.8 million, before provision for taxes. On July 16, 1998, pursuant to an Agreement for Termination by and among SSET, CTSI and the Trustee, the trust was terminated and the ownership interest of CTSI was conveyed by the Trustee to SSET and, accordingly, SSET recognized a gain of $5.8 million.

     In fiscal 1998, the Company incurred a loss of $661,000 for the disposal of fixed assets.

12.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

     SSET operates in a single industry segment: the design, manufacturing and sale of satellite telecommunications equipment. In fiscal 2000, the U.S. Government and Deutsche Telekom accounted for 14% and 12%, respectively, of SSET's revenue. In 1999, the U.S. Government and Nortel Dasa each accounted for 10% of revenue. In 1998, the U.S. Government and Loral/Orion, Inc, each accounted for 10% of revenue. No other customers accounted for more than 10% of revenue during fiscal 2000, 1999, or 1998. Revenue classified by the major geographic areas follows:
                                           2000           1999           1998
                                         -------         -------         -------
                                                      (in thousands)
United States                            $ 7,011         $10,945         $20,602
Other Americas                               731             916           3,567
Germany                                    3,260           3,619           2,824
France                                       819             815             988
United Kingdom                               468             693           2,103
Other Europe                               1,920           2,814           3,158
Rest of world                                623           2,210           3,497
                                         -------         -------         -------
                                         $14,832         $22,012         $36,739
                                         =======         =======         =======


     Net sales are attributable to countries based upon shipment destination and service location. All sales were denominated in U.S. dollars. Substantially all of SSET's long-lived assets are located in the United States.

13.      SUBSEQUENT EVENTS

     On December 20, 2000, SSET had extinguished its liability under the bank line-of-credit and the facility has been terminated. On December 22, 2000, SSET sold $625,000 of accounts receivable, with recourse, to another financial institution ("the Factor"). The Company has entered into an agreement under which SSET may sell qualifying accounts receivable, with recourse, to the Factor for a financing fee of approximately 1% for each 10 days the account is outstanding. Future sales, if any, are subject to approval of the Factor.

14.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                      Fiscal 2000
                                          -----------------------------------
                                          1st       2nd       3rd         4th
                                          ---       ---       ---         ---
                                          (in thousands, except per share data)

Revenue                                $ 4,871    $ 3,945    $ 3,217    $ 2,799
Gross profit (loss)                        525        131        592        (54)
Net loss                                  (658)    (1,014)    (1,334)    (2,839)
Basic and diluted net loss per share     (0.11)     (0.17)     (0.22)     (0.48)

                                                      Fiscal 1999
                                          -----------------------------------
                                          1st       2nd       3rd         4th
                                          ---       ---       ---         ---
                                          (in thousands, except per share data)

Revenue                                 $ 7,703   $ 4,718    $ 4,758    $ 4,833
Gross profit (loss)                         497      (248)       206        235
Net income (loss)                           513    (1,858)    (3,076)    (1,324)
Basic and diluted net income (loss)
per share                                  0.09     (0.32)     (0.53)     (0.23)

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:
     1.    Financial Statements:                                                           Reference Page
                                                                                           --------------
         COVERED BY REPORT OF INDEPENDENT AUDITORS
          Report of Deloitte & Touche LLP, Independent Auditors                                   17
          Consolidated Balance Sheets - September 30, 2000 and September 25, 1999                 18
          Consolidated Statements of Operations - Fiscal Years Ended September 30, 2000,
             September 25, 1999, and September 26, 1998                                           19
          Consolidated Statements of Cash Flows - Fiscal Years Ended September 30, 2000,
             September 25, 1999, and September 26, 1998                                           20
          Consolidated Statements of Stockholders' Equity - Fiscal Years Ended
             September 30, 2000, September 25, 1999, and September 26, 1998                       21
          Notes to Consolidated Financial Statements                                            22 - 31
         NOT COVERED BY REPORT OF INDEPENDENT AUDITORS

          Note 14 of Notes to Consolidated Financial Statements                                   32

     2.  Financial  Statement   Schedule:   The  following  financial  statement
         schedule  of SSET  for the  fiscal  years  ended  September  30,  2000,
         September  25, 1999,  and  September  26, 1998 is filed as part of this
         Report  and  should  be  read  in  conjunction  with  the  Consolidated
         Financial Statements of SSET.

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

                                             SSE TELECOM, INC.


Dated: December 29, 2000                     /s/ LEON F. BLACHOWICZ
                                             -----------------------------------
                                             Leon F. Blachowicz
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                   TITLE                                             DATE
---------                                   -----                                             ----

/s/ FRANK S. TRUMBOWER                      Chairman of the Board                       December 29, 2000
---------------------------
Frank Trumbower

/s/ LEON F. BLACHOWICZ                      Director and                                December 29, 2000
-----------------------                     Chief Executive Officer
Leon F. Blachowicz                          (Principle Executive Officer)


/s/ JAMES J. COMMENDATORE                   Chief Financial Officer                     December 29, 2000
-------------------------                   (Principle Finance and
James J. Commendatore                        Accounting Officer)


/s/ JOSEPH T. PISULA                        Director                                    December 29, 2000
---------------------
Joseph T. Pisula

/s/ OLIN L. WETHINGTON                      Director                                    December 29, 2000
-----------------------
Olin L. Wethington

/s/ LAWRENCE W. ROBERTS                     Director                                    December 29, 2000
-----------------------
Lawrence W. Roberts

/s/ D. JONATHAN  MERRIMAN                   Director                                    December 29, 2000
-------------------------
D. Jonathan Merriman

SCHEDULE II
SSE TELECOM
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

                                      Balance at                                 Balance
                                      Beginning      Additions                   at End
                                      of Period      Charged     Write-offs     of Period
                                      ---------      -------     ----------     ---------
 Allowance for doubtful accounts:
 Year ended September 30, 2000          $ 584        $   -        $ (344)        $ 240
 Year ended September 25, 1999          $ 781        $ 100        $ (297)        $ 584
 Year ended September 26, 1998          $ 622        $ 653        $ (494)        $ 781

Exhibit Index

The following exhibits are filed as part of this report:

Exhibit
Number     Exhibit Title
------     -------------

2.1 Asset Purchase Agreement among SSE Telecom, Inc.,SSE Datacom, Inc., The Fairchild Corporation, and the Fairchild Data Corporation, and VSI Corporation, Dated January 28, 1996 (Incorporated by reference to
           Exhibit 2.2, filed with Form 8-K dated January 28, 1996, #33-10965)

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

4.1 Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1, filed with Form 10-K dated September 26, 1992 #33-10965)

4.2 Warrant to Purchase Common Stock agreement by and between the Company and Silicon Valley Bank dated August 4, 1999 (Incorporated by reference to Exhibit 10.7, filed with Form 10-Q dated June 26, 1999, #0-16473)

9.1 Voting Agreement by and among SSE Telecom, Inc., Alcatel Telspace, S.A., and certain stockholders of SSE Telecom, Inc., dated September 6, 1996 (Incorporated by reference to Exhibit 9.2, filed with Form 8-K dated September 6, 1996, #33-10965)

9.2 Stockholder Agreement by and among SSE Telecom, Inc., Alcatel Telspace, S.A., and certain stockholders of SSE Telecom, Inc., dated September 6, 1996 (Incorporated by reference to Exhibit 9.3, filed with Form 8-K dated September 6, 1996, #33-10965)

10.1 Stock Purchase Agreement by and between the Company and Frank Trumbower dated May 13, 1999 (Incorporated by reference to Exhibit 10.1, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.11 Non Qualified Stock Option Agreement by and between the Company and Frank Trumbower dated May 13, 1999 (Incorporated by reference to
           Exhibit 10.2, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.12 Offer letter and Consultant agreement by and between the Company and Frank Trumbower dated May 13, 1999 (Incorporated by reference to
           Exhibit 10.3, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.19 1992 Stock Option Plan Agreement (Incorporated by reference, Exhibit 10.18.1, filed with Form 10-K dated September 25, 1993, #33-10965)

10.20 1997 Equity Participation Plan (Incorporated by reference to Exhibit A Proxy Statement, Form 14A, dated February 16, 2000, #0-16473)

10.21 Directors' Stock Option Plan (Incorporated by reference to Exhibit B Proxy Statement, Form 14A, dated February 16, 2000, #0-16473)

10.22 SSE Telecom 401(k) Profit Sharing Plan and Trust (Incorporated by reference to Exhibit 10.19, filed with Form 10-K dated September 25, 1988, #33-10965)

10.23 Lease regarding SSE Technologies' offices at 47823 Westinghouse Drive, Fremont, CA dated February 19, 1991 between SSE Technologies and Warm Springs Associates I Ltd. Partnership (Incorporated by reference to Exhibit 10.20, filed with Form 10-K dated September 26, 1992, #33-10965)

10.23.1 Amendment to lease regarding SSE Technologies offices at 47823 Westinghouse Drive, Fremont, CA between SSE Technologies and Warm Springs Associated II Ltd. Partnership (Incorporated by reference to
           Exhibit 10.20.2, filed with Form 10-K dated September 27, 1997, #0-16473)

10.23.2 Amendment to lease regarding SSE Technologies offices at 47835 Westinghouse Drive, Fremont, CA between SSE Technologies and Warm Springs Associates II Ltd. Partnership (Incorporated by reference to
           Exhibit 10.5, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.23.3 Sublease Agreement regarding SSE Technologies, Inc offices at 47835 Westinghouse Drive, Fremont, CA between SSE Technologies and Streamsoft, Inc. dated July 6, 1999 (Incorporated by reference to
           Exhibit 10.4, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.23.4 Sublease Agreement regarding SSE Technologies, Inc. offices at 47835 Westinghouse Drive, Fremont, CA between SSE Technologies and Boehringer Mannheim (Incorporated by reference to Exhibit 10.20.5, filed with Form 10-K dated September 27, 1997 #0-16473)

10.31 Registration Agreement between the Company and Fairchild Data Corporation, dated January 28, 1996 (Incorporated by reference to
           Exhibit  10.23,   filed  with  Form  8-K,  dated  January  28,  1996,
           #33-10965)

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

10.34 Employment Agreement between the Company and Leon F. Blachowicz dated April 28, 1998 (Incorporated by reference to Exhibit 10.34, filed with Form 10-K dated September 26, 1998, #0-16473)

10.35 Employment Agreement between the Company and Michael Wytyshyn dated May 18, 1998 (Incorporated by reference to Exhibit 10.35, filed with Form 10-K dated September 26, 1998, #0-16473)

10.36 Employment Agreement between the Company and Myron Gilbert dated June 3, 1998 (Incorporated by reference to Exhibit 10.36, filed with Form 10-K dated September 26, 1998, #0-16473)

10.37 Employment Agreement between the Company and James J. Commendatore dated November 23, 1998 (Incorporated by reference to Exhibit 10.37, filed with Form 10-K dated September 26, 1998, #0-16473)

10.38 Agreement dated July 16, 1998 among SSE Telecom, Inc., Corporate Telecom Services Inc. and Wilbur L. Pritchard (Incorporated by reference to Exhibit 10.38, filed with Form 10-K dated September 26, 1998, #0-16473)

10.39 Trust Agreement among SSE Telecom, Inc., Corporate Telecom Services Inc. and Wilbur L. Pritchard dated February 23, 1989 (Incorporated by reference to Exhibit 4 filed with Form 8-K dated March 2, 1989, #33-10965)

10.40 Employment Agreement between the Company and George M. Walley dated February 11, 1999.

10.41 Employment Agreement between the Company and Daryl L. Mossman dated July 24, 2000.

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

10.50.2 Antidilution Agreement by and between the Company and Silicon Valley Bank dated August 4, 1999 (Incorporated by reference to Exhibit 10.9, filed with Form 10-Q dated June 26, 1999, #0-16473)

10.60 Promissory Note from Leon F. Blachowicz to the Company dated August 12, 1999 (Incorporated by reference to Exhibit 10.60, filed with Form 10-K dated September 25, 1999, #0-16473)

10.61 Promissory Note from James J. Commendatore to the Company dated August 12, 1999 (Incorporated by reference to Exhibit 10.61, filed with Form 10-K dated September 25, 1999, #0-16473)

10.62 Promissory Note from Myron Gilbert to the Company dated August 12, 1999 (Incorporated by reference to Exhibit 10.62, filed with Form 10-K dated September 25, 1999, #0-16473)

10.63 Promissory Note from Mike Wytyshyn to the Company dated August 12, 1999 (Incorporated by reference to Exhibit 10.63, filed with Form 10-K dated September 25, 1999, #0-16473)

10.64 Promissory Note from George Walley to the Company dated August 12, 1999 (Incorporated by reference to Exhibit 10.64, filed with Form 10-K dated September 25, 1999, #0-16473)

10.65      Promissory Note from George Walley to the Company dated March 8, 1999

10.65.1 Amendment No 1 to Promissory Note from George Walley to the Company, dated March 8, 2000

10.66      Promissory Note from Daryl L. Mossman to the Company dated August 21,
           2000

21.2       Subsidiaries of Registrant

23.1       Consent of Deloitte & Touche LLP, Independent Auditors

27.0       Financial Data Schedule