Form 10-K/A
period 2000-09-30
SSE TELECOM INC
filed 2001-01-29
CIK 808220

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on December 8, 2000 as reported on the Nasdaq National Market, was approximately $3,423,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On December 8, 2000, there were 6,257,608 shares of the Registrant's common stock issued.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

ITEM 10. DIRECTORS OF THE COMPANY

         The following table sets forth information regarding the Company's directors as of January 12, 2001:


            NAME                AGE         POSITION HELD WITH THE COMPANY

Mr. Leon F. Blachowicz           61         President, Chief  Executive Officer
                                              and Director
Mr. Frank Trumbower              63         Chairman of the Board of Directors
Mr. Joseph T. Pisula             59         Director
Mr. Lawrence W. Roberts          61         Director
Mr. D. Jonathan Merriman         40         Director

         Mr. Leon F. Blachowicz has served as President, Chief Executive Officer, and Director of the Company since April 1998, the date he joined the Company. He has also served as a member of the Nominating Committee of the Board of Directors since April 1998. From 1995 to 1998, he was at California Microwave, Inc. and served as Group President of the Wireless and Satellite Communications Group. From 1989 to 1995 he was Vice President/General Manager of Varian Associates, Microwave Products Division, a manufacturer of satellite communication equipment. Mr. Blachowicz earned his M.A. and B.A. degrees in Electrical Engineering from the University of Florida.

         Mr. Frank Trumbower has served as our Chairman since May 1999, as a member of our Board of Directors from 1989 to 1994 and from 1995 to 1997 and as our President and Chief Executive Officer from 1990 to 1994. From 1990 to 1994 he also served as the President and Chief Executive Officer of DirectSat Corporation, a Direct Broadcast Satellite (DBS) licensee partly owned by the Company. Mr. Trumbower is currently the President of Cambridge Technology Partners, Inc., a private venture capital firm specializing in telecommunications and related computer technology. Mr. Trumbower currently serves as a member of the board of directors of Cambridge Technology Group, Inc., Cambridge Technology Partners, Inc., Cambridge Research Associates, Inc., Avenel Capital Management, Inc., Prinz (USA) Distributors, Inc., and Network Storage Solutions, Inc. Mr. Trumbower received a degree from the University of San Francisco and, as a Marshall Scholar, did graduate work in microeconomics at the London School of Economics.

         Mr. Joseph T. Pisula has served as a Director of the Company since March 1995. He has served as a member of the Audit Committee of the Board of Directors since 1995. Since July 2000, he has served as Chairman of iSolutions, Inc., a company engaged in e-business consulting. From June 1998 to July 2000, he served as President and Chief Executive Officer of TSI TelSys, Corp., a manufacturer of high-performance digital telemetry processing and simulation systems for ground station terminals used in the satellite remote sensing market. From October 1996 until April 1998 he was President and Chief Executive Officer of Network Storage Solutions, Inc., a network-attached storage appliance manufacturer. From February 1995 to May 1996, he was President and Chief Operating Officer of Treev Inc., (formerly, Network Image Corporation), an enterprise client-server software company. From April 1993 to September 1994, Mr. Pisula was Chairman and Chief Executive Officer of Digital Transmission System Inc., a telecommunications equipment manufacturer. Mr. Pisula received his M.A. in Business Administration from the University of Rochester and his B.S. in Electrical Engineering from the University of Pittsburgh.

         Mr. Lawrence W. Roberts has served as Director of the Company since June 1997. He has served as a member of the Compensation and Nominating Committees of the Board of Directors since 1997. Since 1985, he has been President and a Director of Technology Strategies & Alliances, a strategic investment banking firm specializing in the technology industry. Since September 2000, Mr. Roberts has been a Managing Partner of Rocket Management LLC, a venture management and investment firm. He received his M.B.A. from the Harvard Graduate School of Business Administration, an M.A. in International Relations from American University and a B.A. from the University of Louisville.

         Mr. D. Jonathan Merriman has served as a Director of the Company since October 1999. Since October 2000 he has been the Chief Executive Officer of RateXchange Corporation a company involved in the brokering of bandwidth. Previously Mr. Merriman was the Senior Managing Director in charge of the Equity Capital Markets Group at First Security Van Kasper and Company, an investment banking and brokerage firm, and oversaw the research, institutional sales, equity trading, syndicate, and derivatives trading departments. He was also a member of

Van Kasper's management, executive and commitment committees as we as the Van Kasper Advisors investment committee. He received a B.A. degree in psychology from Dartmouth College and an M.B.A. from New York University's Graduate School of Business.

         Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on this review of the copies of such forms received by it, the Company believes that all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table shows for the fiscal years ended September 30, 2000, September 25, 1999, and September 26, 1998, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers (the "Named Executive Officers"):

                                                                                         Long-term
                                                               Annual Compensation      Compensation
                                                              ----------------------    ------------
                                                                                         Securities
                                                                                         Underlying       All Other
Name and Principal Position                                   Salary          Bonus        Options      Compensation
                                                     Year       ($)            ($)           (#)             ($)
                                                     ----      -------        ------        ------        --------

Leon F. Blachowicz                                   2000      259,609        46,500        50,000        3,513 (1)
   President and Chief                               1999      235,000       100,000        75,000        3,058 (1)
   Executive Officer                                 1998       88,576 (2)         -       150,000          623 (3)

Michael B. Wytyshyn                                  2000      192,510             -        10,000        3,579 (4)
   Executive Vice President                          1999      184,995        35,000       100,000        3,933 (4)
   Business Development                              1998       60,479 (2)         -             -        1,972 (5)

Myron B. Gilbert                                     2000      154,060        11,000        25,000        3,579 (4)
   Executive Vice President                          1999      136,864        20,000        50,000        2,925 (4)
   Operations                                        1998       32,694 (2)         -             -          623 (3)

George M. Walley                                     2000      175,062        11,040        70,000        4,124 (4)
   Executive Vice President                          1999      137,088         4,595        10,000        7,933 (5)
   Product Development                               1998       18,000 (2)     5,000        30,000           60 (3)

James J. Commendatore                                2000      162,401        30,000        35,000        3,006 (4)
   Chief Financial Officer                           1999      117,113 (2)    10,000        50,000        2,679 (4)
                                                     1998            -             -             -            -

------------

(1)  Includes employee insurance and imputed interest on employee loans.

(2)  Employed for less than a full year.

(3)  Includes employee insurance.

(4) Includes employee insurance, 401k benefits, and imputed interest on employee loans.

(5) Includes employee insurance, 401k benefits, imputed interest on employee loans and a temporary housing allowance of $6,400.

                        STOCK OPTION GRANTS AND EXERCISES

         The Company may grant options to its executive officers under its 1997 Equity Participation Plan or its 1992 Stock Option Plan. Percentage of total options as set forth below was calculated based on option to purchase an aggregate of 1,271,325 shares of common stock granted under our plans. The potential realizable value as set forth below was calculated based on the five-year term of the option and assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date based on the fair market value of the Common Stock on the date of grant. Options are granted to purchase Common Stock at exercise prices no less than 100% of the market value of the stock on the grant date. Options generally vest in a series of annual installments beginning from the vesting start date and extending through the next four years of service. The stock option agreements provide that options granted to all employees will vest upon any "change in control" of the Company, as defined by the agreements.

         The following tables show for the fiscal year ended September 30, 2000, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                                           OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           Potential Realizable
                                                                                             Values at Assumed
                                                                                           Annual Rates of Stock
                                              % of Total                                    Price Appreciation
                                Number of      Options                                        For Option Term
                                Securities     Granted to                                      (5 Years)
                                Underlying     Employees       Price       Expiration     ----------------------
            Name                 Options      Fiscal Year    Per Share        Date         5% ($)        10% ($)
------------------------------  ----------    -----------    ---------     ----------     -------       --------

Leon F. Blachowicz               50,000          3.93%        $2.15         10/25/04       30,083        66,113

Michael B. Wytyshyn              10,000          0.79%        $5.75         04/13/05       15,886        35,104

Myron B. Gilbert                 15,000          1.18%        $5.75         04/13/05       23,830        52,656
                                 10,000          0.79%        $2.15         10/25/04        6,016        13,223

George M. Walley                 40,000          3.15%        $5.75         04/13/05       63,545       140,417
                                 30,000          2.36%        $2.15         10/25/04       18,050        39,668

James J. Commendatore            20,000          1.57%        $5.75         04/13/05       31,772        70,209
                                 15,000          1.18%        $2.15         10/25/04        9,025        19,834

                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION VALUES

                                                                                         Value of Unexercised
                                Shares                   Number of Unexercised           in-the-Money Options
                               Acquired       Value    Options at Fiscal Year End       at Fiscal Year End (2)
                             on Exercise    Realized  ----------------------------   ----------------------------
           Name                  (#)         ($) (1)  Exercisable    Unexercisable   Exercisable    Unexercisable
           ----                  ---         -------  -----------    -------------   -----------    -------------

Leon F. Blachowicz                 -              -      93,750        181,250          14,719         69,656
Michael B. Wytyshyn                -              -      25,000         85,000          11,813         35,438
Myron B. Gilbert              12,500        118,750           0         62,500               0         11,100
George M. Walley              10,000         66,973       7,500         92,500          10,125         36,750
James J. Commendatore              -              -      12,500         72,500           8,250         32,400

-----------

(1) Market value of underlying securities based on the closing price of the Company's Common Stock on the date of exercise minus the exercise price.



(2) Market value of underlying securities based on the closing price of the Company's Common Stock on September 29, 1999 (last trading day prior to September 30, 2000) on the Nasdaq National Market system of $2.66 minus the exercise price.

                              EMPLOYMENT AGREEMENTS

         In April 1998 the Company entered into an employment agreement with Mr. Blachowicz to serve as its President and Chief Executive Officer. Mr. Blachowicz received a base salary of $235,000 per year. In addition, Mr. Blachowicz is entitled to receive an annual bonus, a portion of which is guaranteed, payable in cash and/or stock options with a target range of sixty percent (60%) of base salary upon the Company's achieving certain pre-established goals determined by the Board. In addition, the Company committed to grant Mr. Blachowicz an option to purchase an aggregate of 250,000 shares of its Common Stock of which 150,000 shares were granted upon execution of the agreement.

         In May 1998 the Company entered into an employment agreement with Mr. Wytyshyn to serve as its Executive Vice President of Business Development. Mr. Wytyshyn received an annual base salary of $185,000 per year. In addition, Mr. Wytyshyn is entitled to receive an annual bonus payable in cash and/or stock options with a target range of fifty percent (50%) of base salary upon the Company's achieving certain pre-established goals determined by the Board. In addition, the Company committed to grant Mr. Wytyshyn an option to purchase an aggregate of 100,000 shares of its Common Stock of which 75,000 shares were granted upon execution of the agreement.

         In May 1998, the Company entered into an employment agreement with Mr. Gilbert to serve as its Executive Vice President of Operations. Mr. Gilbert received an annual base salary of $125,000 per year. In addition, Mr. Gilbert is entitled to receive an annual bonus payable in cash and/or stock options with a target range of forty percent (40%) of base salary upon the Company's achieving certain pre-established goals determined by the Board. In addition, the Company granted Mr. Gilbert an option to purchase an aggregate of 50,000 shares of its Common Stock.

         In November 1998, the Company entered into an employment agreement with Mr. Commendatore to serve as its Executive Vice President and Chief Financial Officer. Mr. Commendatore received an initial annual base salary of $145,000 per year. In addition, Mr. Commendatore is entitled to receive an annual bonus payable in cash and/or stock options with a target range of forty percent (40%) of base salary upon the Company's achieving certain pre-established goals determined by the Board. In addition, the Company granted Mr. Commendatore an option to purchase an aggregate of 50,000 shares of its Common stock.

         In February 1999, the Company entered into an employment agreement with Mr. Walley to serve as its Executive Vice President of Product Development. Mr. Walley received an initial annual base salary of $138,000 per year. In addition, Mr. Walley is entitled to receive an annual bonus payable in cash and /or stock options with a target range of forty percent (40%) of base salary upon the Company's achieving certain pre-established goals determined by the Board. In addition, the Company agreed to pay a temporary mortgage allowance of up to $1,600 a month for up to six months from the date of the agreement.

         In July 2000, the Company entered into an employment agreement with Mr. Mossman to serve as its Executive Vice President of Sales and Marketing. Mr. Mossman received an initial annual base salary of $160,000 per year. In addition, Mr. Walley is entitled to receive an annual bonus payable in cash and /or stock options with a target range of forty percent (40%) of base salary upon the Company's achieving certain pre-established goals determined by the Board. The first year management bonus, for fiscal year 2000, is guaranteed at 40% of base salary, prorated for months employed in the balance of the fiscal year.. The second year management bonus, fiscal year 2001, is guaranteed at the 40% of then base salary. In addition, the Company agreed to pay Mr. Mossman a $25,000 signing bonus and granted him a non-secured interest free loan of $40,000 for a term of two years.

         In accordance with all the agreements, subsequent to the fiscal year of initial employment, annual base salary is to be determined by the Company's Board of Directors. In addition, if any of the named executive officers is terminated without cause, (a) within the first twelve month period from the effective date of the employment agreements, the executive shall be entitled to receive, and shall receive continuing compensation substantially equivalent to their then current compensation for a period of twelve months from the date of termination, payable in monthly installments during the twelve month period following termination, (b) within the second twelve month period from the effective date, the executive shall receive continuing compensation for a period of nine months from the date of termination, payable in monthly installments during the twelve month period following termination; and (c) within the third twelve month period from the effective date, the executive shall receive continuing compensation for a period of six months from the date of termination, payable in monthly installments during the twelve month period following termination. If any of the named executive officers are terminated upon a change in control, such termination shall be termination without cause. All executive officers have agreed not to
(i) compete with the Company for the six (6) month period following termination or during the period in which he receives such salary continuation payments, whichever is longer or (ii) during the term of their agreements, or at any time during the two year period thereafter, divulge, furnish or make accessible to anyone other than the Company, the directors and officers of the Company, unless otherwise in the regular course of the business of the Company, any knowledge of confidential information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of January 12, 2001 by: (i) each for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and
(iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. The address for each director, and executive officer named in the table is 47823 Westinghouse Drive, Fremont, California 94539; the address for Alcatel Telspace, S.A. is 5 Rue Noel Pons, 92734 Nanterre Cedex, France; and the address for Cannell Capital Management is 600 California Street, San Francisco, California 94108.

                                                    Beneficial Ownership (1)
                                                    ------------------------
                                                      Number        Percent
Beneficial Owner                                     of Shares      of Total
---------------------------------------------       -----------    ---------
Directors and Executive Officers :
Leon F. Blachowicz (2)..............................    170,000       2.8
Frank S. Trumbower (3)..............................    551,176       9.1
D. Jonathan Merriman(4).............................      3,333       *

Joseph T. Pisula(5).................................     13,332       *
Lawrence W. Roberts (6).............................      9,332       *

Myron B. Gilbert (7)................................     65,000       1.1
Daryl L. Mossman                                          5,700       *
James J. Commendatore (8)...........................     39,512       *
George M. Walley (9)................................     38,422       *
Directors and Executive Officers as a Group             882,475      14.6
(nine persons) (10).................................

Five Percent Stockholders:
Alcatel Telspace, S.A...............................    625,000      10.4
Cannell Capital Management (11).....................    700,000      11.6

     -------------

     *    Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 6,032,985 shares of Common Stock outstanding as of January 12, 2001, adjusted as required by rules promulgated by the SEC.

(2) Includes 125,000 shares subject to options exercisable within 60 days of January 12, 2001.

(3) Includes 8,333 shares subject to options exercisable within 60 days of January 12, 200. The number of shares also includes 192,827 shares owned by Mr. Trumbower's spouse, as to which Mr. Trumbower disclaims beneficial ownership, and 16,667 shares held by Prescap Limited Partnership of which Mr. Trumbower is a general partner. Also,

(4) Includes 3,333 shares subject to options exercisable within 60 days of January 12, 2001.

(5) Includes 13,332 shares subject to options exercisable within 60 days of January 12, 2001.

(6) Includes 3,334 shares subject to options exercisable within 60 days of January 12, 2001.

(7) Includes 15,000 shares subject to options exercisable within 60 days of January 12, 2001.

(8) Includes 28,750 shares subject to options exercisable within 60 days of January 12, 2001.

(9) Includes 17,500 shares subject to options exercisable within 60 days of January 12, 2001.

(10) Includes the Directors and Executive Officers named in the table.

(11) Based on a Schedule 13G filed January 12, 2000, J. Carlo Cannell D/B/A Cannell Capital Management has shared dispositive power and shared voting power with respect to 700,000 shares of the Company's Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SSE TELECOM, INC.

Dated: January 29, 2001                      /s/ LEON F. BLACHOWICZ
                                             --------------------------
                                             Leon F. Blachowicz
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----

/s/ FRANK S. TRUMBOWER                      Chairman of the Board               January 29, 2001
---------------------------
Frank Trumbower

/s/ LEON F. BLACHOWICZ                      Director and                        January 29, 2001
-----------------------                     Chief Executive Officer
Leon F. Blachowicz                          (Principle Executive Officer)

/s/ JAMES J. COMMENDATORE                   Chief Financial Officer             January 29, 2001
-------------------------                   (Principle Finance and
James J. Commendatore                       Accounting Officer)

/s/ JOSEPH T. PISULA                        Director                            January 29, 2001
---------------------
Joseph T. Pisula

/s/ OLIN L. WETHINGTON                      Director                            January 29, 2001
-----------------------
Olin L. Wethington

/s/ LAWRENCE W. ROBERTS                     Director                           January 29, 2001
-----------------------
Lawrence W. Roberts

/s/ D. JONATHAN  MERRIMAN                   Director                           January 29, 2001
-------------------------
D. Jonathan Merriman
