Form 10-Q
period 2000-12-30
SSE TELECOM INC
filed 2001-03-08
CIK 808220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 30, 2000

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


As of February 9, 2000, the following number of shares of each of the issuer's classes of common stock were outstanding: Common Stock 6,032,965

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SSE Telecom, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts: unaudited)

                                                              December 30,  September 30,
                                                                  2000          2000
                                                                --------      --------
 Assets
 Current Assets:
     Cash and cash equivalents                                  $    884      $  1,075
     Short-term investments                                         --           2,708
     Accounts receivable (net of allowances of $231 and $240)      3,005         1,723
     Related party accounts receivable                                25             7
     Inventories                                                   5,058         4,999
     Other current assets                                            167           179
                                                                --------      --------
               Total current assets                                9,139        10,691
Property, equipment and leasehold improvements, at cost
     Equipment                                                     7,488         7,488
     Furniture, fixtures and leasehold improvements                4,258         4,322
                                                                --------      --------
                                                                  11,746        11,810
Less accumulated depreciation and amortization                   (10,494)      (10,332)
                                                                --------      --------
Property, equipment and leasehold improvements, net                1,252         1,478
Notes receivable from employees                                      175           205
                                                                --------      --------
               Total assets                                     $ 10,566      $ 12,374
                                                                ========      ========

Liabilities and Stockholders' Equity
Current Liabilities:
     Line of credit                                             $   --        $    734
     Accounts payable                                              3,102         2,395
     Related party accounts payable                                  126            60
     Accrued salaries and employee benefits                          683           687
     Warranty                                                        794         1,166
     Other accrued liabilities                                       873           222
     Current portion of capital lease liability                      108           108
                                                                --------      --------
               Total current liabilities                           5,686         5,372

Capital lease liability                                               58            82

Stockholders' Equity:
     Common stock $.01 par value per share (30,000,000 shares
         authorized; 6,257,608 and 6,218,877 shares issued)           63            62
     Additional paid in capital                                   13,328        13,279
     Treasury stock (at cost, 224,643 shares)                     (1,782)       (1,782)
     Accumulated deficit                                          (6,787)       (6,087)
     Accumulated other comprehensive income                         --           1,448
                                                                --------      --------
               Total stockholders' equity                          4,822         6,920
                                                                --------      --------
               Total liabilities and stockholders' equity       $ 10,566      $ 12,374
                                                                ========      ========


    The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                       2

SSE Telecom, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

                                                             Three Months Ended
                                                         December 30,   December 25,
                                                               2000         1999
                                                             -------      -------

Revenue                                                      $ 3,826      $ 4,871
Cost of revenue                                                3,165        4,346
                                                             -------      -------
       Gross profit                                              661          525

Operating expenses:
       Research and development                                1,179          928
       Marketing, general and administrative                   1,393        1,876
                                                             -------      -------
Operating loss                                                (1,911)      (2,279)

       Gain on sale of investments                             2,266        1,652
       Net interest expense                                      (57)         (36)
       Other income (expense)                                    (32)           5
                                                             -------      -------

Income (loss) before income taxes                                266         (658)

Provision for income taxes                                       966         --
                                                             -------      -------

Net loss                                                     $  (700)     $  (658)
                                                             =======      =======

Basic and diluted net loss per share                         $ (0.12)     $ (0.11)
                                                             =======      =======

Shares used in per share calculation - basic and diluted       6,020        5,902
                                                             =======      =======

    The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                       3

SSE Telecom, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

                                                         Three Months Ended
                                                     December 30,   December 25,
                                                         2000           1999
                                                       -------        -------
Operating Activities:
Net loss                                               $  (700)       $  (658)

Adjustments to reconcile net loss to net
   cash used by operating activities:
       Depreciation and amortization                       231            351
       Gain on sale of investments                      (2,266)        (1,652)
       Interest on factoring of receivables                 33           --
       Deferred income taxes                               966             80
Changes in operating assets and liabilities:
       Accounts receivable                              (1,333)            (5)
       Inventories                                         (59)           536
       Other current assets                                 12           (152)
       Accounts payable                                    773           (100)
       Other accrued liabilities                           276           (445)
                                                       -------        -------
Net cash used by operating activities                   (2,067)        (2,045)
                                                       -------        -------

Investing activities:
       Purchases of equipment                               (5)            (8)
       Proceeds from sale of investments                 2,559          2,000
                                                       -------        -------
Net cash provided by investing activities                2,554          1,992
                                                       -------        -------

Financing activities:
       Borrowings (payment) under debt obligations        (758)           674
       Payments on loans to employees                       30           --
       Proceeds from issuance of common stock               50             47
                                                       -------        -------
Net cash provided (used) by financing activities          (678)           721
                                                       -------        -------

Net increase in cash and cash equivalents                 (191)           668
Cash and cash equivalents, beginning of period           1,075          3,828
                                                       -------        -------
Cash and cash equivalents, end of period               $   884        $ 4,496
                                                       =======        =======

    The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                SSE TELECOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the first quarter of fiscal 2001 and fiscal 2000 SSE Telecom, Inc. ("SSET" or the "Company") incurred net losses of $700,000 and $658,000, respectively. SSET incurred a net loss of approximately $5.8 million for the fiscal year ended September 30, 2000. Additionally, SSET had an accumulated deficit of approximately $6.8 million at December 30, 2000 and is highly dependent on its ability to obtain sufficient additional financing in order to fund the current and planned operating levels. These factors among others raise substantial doubt about the ability of SSET to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should SSET be unable to continue as a going concern. SSET's continuation as a going concern is dependent upon its ability to obtain additional financing to continue the product development and commercial marketing of its new iP3 products, and ultimately obtain sufficient customer demand to attain profitable operations. Management intends to obtain additional financing or sell certain assets to cover SSET's additional cash flow requirements until it reaches a break-even level of operations. Management is also pursuing the sale of the entire Company. However, no assurance can be given that management will be successful in these efforts.

      The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the consolidated financial position, results of operations and cash flows of SSET for the periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed consolidated financial statements and notes thereto be read in conjunction with the audited consolidated financial statements and notes thereto included in SSET's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 2001.

2.    INVESTMENTS

      During the quarter ended December 30, 2000, SSET sold its remaining 51,344 shares of Echostar Communications Corporation ("Echostar") class A common stock for a realized gain before income taxes of approximately $2.3 million. The proceeds generated from the sale totaled approximately $2.6 million. In the quarter ended December 25, 1999, SSET sold Echostar class A common stock for a net realized gain before income taxes of approximately $1.7 million.

3.    FACTORING OF ACCOUNTS RECEIVABLE

     In the first quarter of fiscal 2001, SSET entered into an agreement under which SSET may borrow against qualifying accounts receivable, with recourse, from a financial institution ("Factor") for a financing fee of approximately 1% for each 10 days the account is outstanding. On December 22, 2000, SSET borrowed $625,000 from the Factor in exchange for $500,000 in cash and a Factor holdback receivable of $92,000. Interest expense of $33,000 was recognized on the transaction. The balance of $625,000 owed to the Factor is presented in other accrued liabilities. As of February 9, 2001, $456,000 of the accounts receivable had been collected in cash, $132,000 had been subsituted by SSET in exchange for other accounts receivable, and $37,000 remained uncollected.

4.    INVENTORIES

      Inventories consist of manufacturing raw materials, work-in process and finished goods. Inventories are valued at the lower of cost or market. Cost is based on a method that approximates actual cost on a first-in, first-out (FIFO) basis. At December 30, 2000 and September 30, 2000 inventories consisted of the following (in thousands):

                                                   December, 30    September 30,
                                                        2000           2000
                                                       ------         ------
                                                     (in thousands; unaudited)

Raw materials                                          $1,951         $2,197
Work-in-process                                         2,513          2,066
Finished goods                                            594            736
                                                       ------         ------
    Total                                              $5,058         $4,999
                                                       ======         ======

5.    CREDIT FACILITY

      During the first quarter of fiscal 2001, SSET extinguished its liability under its revolving line-of-credit facility. The related Loan and Security Agreement between SSET and the bank has been terminated.

6.    PER SHARE COMPUTATION

      Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of warrants and employee stock options based on the treasury stock method. For both quarters presented, the reported net loss was used in the computation of basic and diluted earnings per share.

      For the first quarter of fiscal 2001 and fiscal 2000, potentially dilutive options and warrants to purchase 32,000 and 403,000 shares, respectively, were excluded from the diluted per share calculation as they were antidilutive due to the net losses incurred. For the first quarter of fiscal 2001 and fiscal 2000, options and warrants to acquire 1,071,000 common shares at a weighted-average exercise price of $3.92, and 105,000 common shares at a weighted-average exercise price of $10.25, respectively, were outstanding for which the exercise price exceeded the average fair market value of the common stock for the period.

7.    COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) are as follows:

                                                        Three Months Ended
                                                   December 30,     December 25,
                                                        2000            1999
                                                     --------          -----
                                                     (in thousands; unaudited)

 Net loss                                            $   (700)         $ (658)
 Other comprehensive income (loss)                     (1,448)          1,458
                                                     --------          ------
 Total comprehensive income (loss)                   $ (2,148)         $  800
                                                     ========          ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      This Report on Form 10-Q includes statements concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology.

      You should not rely too heavily on these forward-looking statements. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as the availability of adequate financing, economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key consumers and international sales could cause actual results to differ from those described in these statements and you should carefully consider these factors in evaluating these forward-looking statements. For a description of these risks see "Risk Factors" below. You should also consult the risk factors listed from time to time in SSET's periodic filings with the SEC. All forward-looking statements included in this document are based on information available to us as of the date of this Report on Form 10-Q, and SSET assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. The following discussion of the financial condition and results of operations of SSET should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Overview

      Revenue for the first quarter of fiscal 2001 decreased approximately 1.0 million, or 21%, to $3.8 million from $4.9 million in the first quarter of last fiscal year. Revenue for the fourth quarter of fiscal 2000 was $2.8 million. New orders in the first quarter of fiscal 2001 were significantly lower than in the comparable period of last fiscal year and the fourth quarter of fiscal 2000. The decrease in orders from the fourth quarter of fiscal 2000 is primarily due to a decrease in orders for transportable satellite terminals from the U.S. Government. The decrease in orders from the first quarter of last fiscal year occurred across all product lines except iP3. The Company's backlog was approximately $4.6 million, $5.7 million and $3.0 million at December 30, 2000, September 30, 2000 and September 25, 1999. Timing differences from quarter to quarter as to the receipt of large orders and changes in factory production make meaningful quarter to quarter comparisons of backlog difficult.

      SSET is continuing its investment in the development of the iP3 satellite Internet gateway product line. In the first quarter of fiscal 2001, SSET recognized revenue of $598,000 from sales of iP3 products to two customers.

     SSET's liquidity and capital resources as of December 30, 2000 have decreased in comparison to the end of last fiscal year due to operating losses and to continuing investment in iP3. As a result, as of February 13, 2001, SSET has exhausted substantially all of its currently available capital resources and will be unable to continue operations unless additional liquidity is immediately available. Management intends to obtain additional financing or sell certain assets to cover SSET's additional cash flow requirements until it reaches a break-even level of operations. Management is also pursuing the sale of the entire Company.

Results of Operations for the Three Month Period Ended December 30, 2000 and December 25, 1999

      Revenue: Revenue decreased to $3.8 million for the first quarter of fiscal 2001 from $4.9 million for the same period in fiscal 2000. Revenue for the first quarter of fiscal 2001 includes $598,000 from sales of the Company's new iP3 product line. Excluding iP3, decreased revenue results primarily from lower unit volumes across all product lines. Given the financial condition of the Company and the adverse effect this may be having on the willingness of customers to place new orders, management is unable to predict with any degree of certainty what revenue will be for any future quarter.

      Gross Profit: Gross profit increased to $661,000, or 17% of sales, in the first quarter of fiscal 2001 compared to $525,000 or 11% of sales for the first quarter of fiscal 2000. Cost of revenue for the first quarter of fiscal 2001 includes a $372,000 benefit relating to a reduction in the liability for estimated warranty expenses. Due primarily to continuing improvements in product quality, SSET has experienced a continuing overall reduction in warranty related returns and expects this trend to continue. Excluding this benefit, the decrease in gross profit from the first quarter of last fiscal year is primarily due to a decrease in unit volume.

      Operating Expenses: Research and development expenses increased to $1.2 million, or 31% of sales, for the first quarter of fiscal 2001 from $928,000, or 19% of sales, for the first quarter of fiscal 2000. The increase was due to higher average headcount and expenses for contract workers and consulting expenses. Marketing, general and administrative expenses decreased to $1.4 million, or 36% of sales, in the first quarter of fiscal 2001 as compared to $1.9 million, or 39% of sales, for the same period in fiscal 2000. Marketing, general and administrative expenses were reduced significantly in the first quarter of fiscal 2001 largely in response to the Company's lack of liquidity. Discretionary spending for trade shows, outside consultants and professionals, travel and other expenses has been reduced. To a lesser extent, payroll related expenditures have also decreased.

     Net Interest Expense: Net interest expense was $57,000 in the first quarter of fiscal 2001. During the same period of last fiscal year, net interest expense was $36,000. The increase is primarily due to the borrowing against accounts receivable.

      Gain on Sale of Investments: During the first quarter of fiscal 2001 SSET sold its remaining 51,344 shares of Echostar common stock for a gain of approximately $2.3 million. In the first quarter of fiscal 2000, the Company realized a gain of approximately $1.7 million from the sale of Echostar common stock.

      Provision for Income Taxes: For the first quarter of fiscal 2001, an income tax provision of $966,000 was provided on pretax income of $266,000. The provision resulted from an increase in the tax valuation allowance in order to fully reserve the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      At December 30, 2000, SSET had working capital of $3.5 million, including $884,000 in cash and cash equivalents, compared with working capital of $5.3 million, including cash and cash equivalents of $1.1 million at September 30, 2000.

      Net cash used by operating activities was $2.1 million during the first quarter of fiscal 2001 as compared to net cash used of $2.0 million in the same period of fiscal 2000. Cash used by operating activities was principally due to operating losses and an increase in net assets related to operating activities, partially offset by noncash charges.

      SSET's investing activities provided $2.6 million during the first quarter of fiscal 2001 as compared to cash provided of $2.0 million during the same period in fiscal 2000. During the first quarter of fiscal 2001, $2.6 million was realized from the sale of Echostar common stock compared with $2.0 million in the first quarter of fiscal 2000.

      The Company's financing activities used $678,000 during the first quarter of fiscal 2001 as compared to net cash provided of $721,000 during the first quarter of fiscal 2000. In the first quarter of fiscal 2001, cash was used primarily to extinguish SSET's liability under the line-of-credit facility. In the first quarter of fiscal 2000, cash was provided primarily by borrowing's under the line-of-credit facility.

     At December 30, 2000, SSET's principal sources of liquidity consisted of $884,000 in cash and accounts receivable qualifying for factoring. While SSET has borrowed against $1.3 million additional receivables for cash in the amount of $1.0 million subsequent to quarter end, the Company's ability to factor significant additional receivables is limited. Management currently estimates that SSET will exhaust all of its capital resources by the end of February 2001. SSET expects to continue to incur quarterly losses until such time, if ever, that iP3 products are shipping in significant volume at acceptable gross margins. Accordingly, the Company has an immediate need for liquidity and will need significant additional funding in order to continue operations for the remainder of fiscal 2001. Management is currently pursuing various financing alternatives and the potential sale of part or all of the business. However, there can be no assurance that additional funding will be available, or if available, will be on reasonable terms. Further, any funding may be materially dilutive to our shareholders.

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

      In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25." Interpretation No. 44 is effective after July 1,2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically: the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. SSET does not anticipate that the adoption of Interpretation No. 44 will have a material impact on our financial position or results of operations.

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

History of Losses and Failure to Achieve Profitability; Immediate Need for Additional Financing

      As of December 30, 2000, SSET had only approximately $598,000 of revenue derived from the iP3 platform and had an accumulated deficit of $6.8 million. SSET's future results of operations will be highly dependent on further enhancements to the design and development of iP3, and to successful introduction, marketing and manufacture of this platform. Due to the need to establish the iP3 platform, SSET expects to incur increasing sales and marketing, product development and administrative expenses. As a result, SSET will continue to incur significant losses for at least the next several quarters and will be required to raise additional capital. SSET has exhausted substantially all of its currently available capital resources. There can be no assurance that additional financing will be available, or if available, will be on reasonable terms. Further, any financing may be materially dilutive to the stockholders. SSET is also pursuing the sale of certain assets and, potentially, the entire Company. If SSET is unable to obtain additional liquidity a timely basis, SSET will be required to reduce or even terminate its operations.

Market Acceptance of Products

      The market for SSET's products is subject to technological change, new product introductions and continued market acceptance. Current competitors or new market entrants may develop new products with features that could cause a significant decline in sales, price reductions or loss of market acceptance of SSET's existing and future products. SSET's success will depend, among other factors, upon its ability to enhance its existing products and to introduce new products on a timely basis. In particular, SSET's future results of operations will be highly dependent on further enhancements to the design and development of iP3, and to successful introduction, marketing and manufacture of this platform. To date, SSET has made only limited commercial shipments of these products. This product line may require additional development work, enhancement, testing or further refinement before it can be made commercially successful. If iP3 has performance, reliability, quality or other shortcomings, then the product could fail to achieve market acceptance. The failure by SSET's new or existing products to achieve or enjoy market acceptance for any reason could cause SSET to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on SSET's reputation and financial performance.

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

Limited Number of Principal Customers

      Sales of SSET's products are concentrated in a small number of customers. For fiscal 2000, the largest five customers accounted for 45% of sales. SSET expects that revenues from a relatively small number of customers will continue to account for a significant portion of revenue through fiscal 2001. There can be no assurance that SSET will realize equivalent sales from its top customers in the future. The loss of any existing customer or a significant reduction in the level of sales to any existing customer could have a material adverse effect on SSET's business, financial condition and results of operations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      SSET is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchanged.

      SSET maintains any excess funds in money market and Certificate of Deposit accounts at banks. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 30, 2000, the fair value of the portfolio would not decline by a material amount. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. The Company does not use derivative financial instruments to mitigate risks.

      Although SSET transacts business in various foreign countries, settlement amounts are based on U.S. currency. However, the indirect effects of significant foreign currency fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, international demand for the Company's products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers.


PART II - OTHER INFORMATION

                   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 13, 2001
                                            SSE TELECOM, INC.


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